Form 10-Q
period 1999-09-30
CLASSIC CABLE INC; UNIVERSAL CABLE HOLDINGS INC; WK COMMUNICATIONS INC; UNIVERSAL CABLE MIDWEST INC; CLASSIC CABLE HOLDING INC; PONCA HOLDINGS INC; CLASSIC TELEPHONE INC; UNIVERSAL CABLE COMMUNICATIONS INC; UNIVERSAL CABLE OF BEAVER OKLAHOMA INC; WT ACQUISITION CORP
filed 1999-11-15
CIK 1069604, 788224, 822848, 827879, 1069890, 1069891, 1069892, 1069893, 1069894, 1069895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO __________

                        COMMISSION FILE NUMBER: 333-63643


                               CLASSIC CABLE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
For a list of Co-Registrants, refer to the page immediately following this page.

     THE CO-REGISTRANTS MEET THE GENERAL CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) of FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


            DELAWARE                                     74-2750981
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)



                         515 CONGRESS AVENUE, SUITE 2626
                               AUSTIN, TEXAS 78701
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


       Registrant's telephone number, including area code: (512) 476-9095


       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No



       Number of shares of common stock of Classic Cable, Inc. outstanding as of November 15, 1999: 1,000.

                            TABLE OF CO-REGISTRANTS

                                                                 PRIMARY STANDARD
                                                                    INDUSTRIAL           IRS EMPLOYER
                                              STATE OF            CLASSIFICATION        IDENTIFICATION
NAME                                        ORGANIZATION           CODE NUMBER              NUMBER
----                                        ------------      --------------------     -----------------
Classic Cable Holding, Inc................  Delaware                 4841                 74-2807609
Ponca Holdings, Inc.......................  Delaware                 4841                 76-0337883
Classic Telephone, Inc....................  Delaware                 4841                 75-2590205
Universal Cable Holdings, Inc.............  Delaware                 4841                 75-2077867
Universal Cable Communications, Inc.......  Delaware                 4841                 84-0913858
Universal Cable of Beaver Oklahoma, Inc...  Delaware                 4841                 75-2243788
Universal Cable Midwest, Inc..............  Delaware                 4841                 75-2205815
WT Acquisition Corporation................  Delaware                 4841                 74-2644608
W.K. Communications, Inc..................    Kansas                 4841                 48-1037491
Television Enterprises, Inc...............     Texas                 4841                 74-1532349
Black Creek Communications, L.P...........  Delaware                 4841                 74-2881867
Black Creek Management, L.L.C.............  Delaware                 4841                 74-2881870
Buford Group, Inc.........................     Texas                 4841                 75-1988843
Friendship Cable of Texas, Inc............     Texas                 4841                 75-2237583
Buford Television, Inc....................     Texas                 4841                 75-1020533
Correctional Cable TV Inc.................     Texas                 4841                 75-2443515
CallCom 24, Inc...........................     Texas                 4841                 75-2774129
Buford Television Inc. of Fort Smith......  Arkansas                 4841                 71-0441918
Friendship Cable of Arkansas, Inc.........     Texas                 4841                 71-0634055

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

       ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS OF CLASSIC CABLE, INC.

                Consolidated Balance Sheets
                Consolidated Statements of Operations
                Consolidated Statements of Cash Flows
                Notes to Unaudited Consolidated Financial Statements

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II -- OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS

       ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       ITEM 5.  OTHER INFORMATION

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS OF CLASSIC CABLE, INC.

                               CLASSIC CABLE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                September 30,      December 31,
                                                                     1999              1998
                                                                -------------      ------------
                                                                 (Unaudited)
 ASSETS
 Cash and cash equivalents                                      $       7,497      $      2,779
 Accounts receivable, net                                               9,281             5,474
 Prepaid expenses                                                       1,018               424

 Property, plant, and equipment                                       284,743           127,169
 Less accumulated depreciation                                        (54,517)          (39,977)
                                                                -------------      ------------
                                                                      230,226            87,192

 Deferred financing costs                                              18,602             6,454
 Advances to parent                                                       857               306
 Intangible assets:
    Subscriber relationships                                          190,753            95,180
    Franchise rights                                                  171,834            71,464
    Noncompete agreements                                              16,555             8,425
    Goodwill                                                           42,473            40,575
                                                                -------------      ------------
                                                                      421,615           215,644
 Less accumulated amortization                                        (83,662)          (65,828)
                                                                -------------      ------------
                                                                      337,953           149,816
                                                                -------------      ------------
           Total assets                                         $     605,434      $    252,445
                                                                =============      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
    Accounts payable                                            $         599      $        647
    Subscriber deposits and unearned income                             7,513             4,846
    Accrued expenses                                                   13,475             6,106
    Accrued interest                                                    6,501             5,883
    Long-term debt                                                    454,330           220,804
    Deferred taxes, net                                                48,623             1,017
                                                                -------------      ------------
           Total liabilities                                          531,041           239,303

 Stockholders' equity:
    Common stock                                                          --                --
    Additional paid-in capital                                        183,766            86,142
    Accumulated deficit                                              (109,373)          (73,000)
                                                                -------------      ------------
           Total stockholders' equity                                  74,393            13,142
                                                                -------------      ------------
           Total liabilities and stockholders' equity           $     605,434      $    252,445
                                                                =============      ============


See notes to unaudited consolidated financial statements.

                               CLASSIC CABLE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                        1999             1998            1999              1998
                                                    -----------      -----------     -----------       -----------
 Revenues                                           $    33,105      $    18,190     $    72,391       $    50,404
 Operating expenses:
    Programming                                           8,845            4,673          19,272            12,891
    Plant and operating                                   3,645            2,198           8,046             6,063
    General and administrative                            5,518            2,811          11,273             8,168
    Marketing and advertising                               503              216             955               555
    Corporate overhead                                    7,406            1,499           9,131             2,758
    Depreciation and amortization                        14,209            7,513          32,305            21,682
                                                    -----------      -----------     -----------       -----------
Total operating expenses                                 40,126           18,910          80,982            52,117
                                                    -----------      -----------     -----------       -----------
Loss from operations                                     (7,021)            (720)         (8,591)           (1,713)

Interest expense                                        (10,585)          (5,202)        (21,260)          (15,425)
Other income (expense)                                       95               57             110               121
                                                    -----------      -----------     -----------       -----------
Loss before income taxes and extraordinary  item        (17,511)          (5,865)        (29,741)          (17,017)
Income tax benefit                                          --               734             --              2,105
                                                    -----------      -----------     -----------       -----------
Loss before extraordinary item                          (17,511)          (5,131)        (29,741)          (14,912)
Extraordinary loss on extinguishment of debt             (6,632)          (5,524)         (6,632)           (5,524)
                                                    -----------      -----------     -----------       -----------
Net loss                                            $   (24,143)     $   (10,655)    $   (36,373)      $   (20,436)
                                                    ===========      ===========     ===========       ===========


See notes to unaudited consolidated financial statements

                               CLASSIC CABLE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                        ------------------------------
                                                                                             1999           1998
                                                                                        --------------  --------------
 OPERATING ACTIVITIES
  Net loss                                                                              $      (36,373) $     (20,436)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Provision for doubtful accounts                                                                916            642
    Depreciation                                                                                14,471          8,650
    Amortization of intangibles                                                                 17,834         13,032
    Amortization of deferred financing costs                                                       693            777
    Discount accretion on long-term debt                                                            43            227
    Non-cash compensation                                                                        1,920            776
    Deferred tax benefit                                                                            --         (2,096)
    Extraordinary loss                                                                           6,632          5,524
    Change in operating assets and liabilities:
        Accounts receivable                                                                     (1,823)        (1,300)
        Prepaid expenses                                                                           (98)           287
        Advances to parent                                                                        (551)          (175)
        Accounts payable                                                                        (1,752)          (503)
        Subscriber deposits and unearned income                                                    326          1,727
        Accrued expenses                                                                           386           (564)
        Accrued interest                                                                           618          1,152
                                                                                        --------------  -------------
   Net cash provided by (used in) operating activities                                           3,242          7,720

 INVESTING ACTIVITIES
   Payments for other intangibles                                                                 (425)            --
   Acquisition of cable television systems                                                    (291,942)       (41,747)
   Purchases of property, plant and equipment                                                  (15,971)        (7,658)
                                                                                        --------------  -------------
   Net cash provided by (used in) investing activities                                        (308,338)       (49,405)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                                                 420,500        221,227
  Repayment of long-term debt                                                                 (187,377)      (190,292)
  Payment of premium on redeemed notes                                                            (860)            --
  Financing costs                                                                              (18,153)        (6,441)
  Redemption of preferred stock                                                                     --         (1,267)
  Cash dividends paid on preferred stock                                                            --            (93)
  Capital contribution from parent                                                              95,704         22,763
                                                                                        --------------  -------------
  Net cash provided by (used in) financing activities                                          309,814         45,897
                                                                                        --------------  -------------
  Increase (decrease) in cash and cash equivalents                                               4,718          4,212
  Cash and cash equivalents at beginning of period                                               2,779            616
                                                                                        --------------  -------------
  Cash and cash equivalents at end of period                                            $        7,497  $       4,828
                                                                                        ==============  =============


See notes to unaudited consolidated financial statements.

                               CLASSIC CABLE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Classic Cable, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Form S-4 Registration Statement (dated September 3, 1999).

2.       ACCOUNTS RECEIVABLE

         The activity in the Company's allowance for doubtful accounts for the nine months ending September 30, 1999 and 1998 is as follows (in thousands):

                                      Balance at     Charged to                      Balance
                                     Beginning of    Costs and                     at End of
 FOR THE NINE MONTHS ENDED              Period       Expenses        Deductions      Period
 September 30, 1999                  $  737          $  916          $  (915)      $   738
 September 30, 1998                     262             642             (581)          323

3.       INCOME TAXES

         The Company did not record an income tax benefit for the nine months ended September 30, 1999. The effective tax rates for the nine months ended September 30, 1999 and September 30, 1998 differ primarily due to an increase in the valuation allowance on deferred tax assets. The Company believes it is more likely than not that such deferred tax assets will not be utilized in the near term.

         The Company's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes primarily due to the impact of permanent differences, an increase in the valuation allowance and other items as discussed above.

4. BUFORD ACQUISITION

     On July 28, 1999, the Company acquired all of the outstanding stock and partnership interests of the Buford Group, Inc., for approximately $300 million in cash. The acquisition was financed through (a) a $95.7 million capital contribution from the Company's parent, Classic Communications ("CCI") (b) the proceeds from the Company's 1999 credit facility and (c) the proceeds from a private debt offering of $150 million of the Company's 9.375% senior subordinated notes, which were registered in August 1999 as described below. The transaction is accounted for as a purchase transaction and the assets and liabilities assumed are recorded at fair value.

     The following summarized unaudited pro forma financial information assumes the Buford acquisition had occurred on January 1, 1999 and 1998, respectively and that the acquisition of certain systems of Cable One had occurred on January 1, 1998. The following pro forma information is not necessarily indicative of the results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             -----------------------
                                                                1999         1998
                                                             ----------   ----------
                                                                   (UNAUDITED)
Revenues...................................................   $ 117,292    $ 108,612
Net loss before extraordinary item.........................     (48,855)     (33,805)
Net loss...................................................     (55,487)     (39,329)

     The allocation of purchase price reflected in the September 30, 1999 consolidated balance sheet is preliminary. The Company has arranged to obtain an independent valuation of the Buford Group, Inc.'s property, plant and equipment and intangible assets. Management expects to receive the completed report during the fourth quarter of 1999.

5. LONG-TERM DEBT

     The Company's long-term debt consists of the following as of September 30, 1999 (in thousands):

          9 7/8% senior subordinated notes.......................       39,005
          Discount on 9 7/8% senior subordinated notes...........         (160)
          9 3/8% senior subordinated notes.......................      150,000
          The 1999 credit facility...............................      265,000
          Other..................................................          485
                                                                     ---------
                         Total long-term debt....................    $ 454,330
                                                                     =========

  REGISTRATION OF DEBT

     On August 24, 1999, the Registration Statements related to the Company's 9.875% senior subordinated notes due in 2008 and CCI's 13.25% senior discount notes due 2009 were declared effective with the Securities and Exchange Commission. On September 3, 1999, the Registration Statement of the Company's 9.375% senior subordinated notes due 2009 was declared effective.

  CHANGE OF CONTROL OFFERS

     Pursuant to CCI's change of control resulting from the Brera investment discussed below, and in accordance with the indentures of the note agreement, CCI and the Company offered to redeem all of their outstanding 9.875% senior subordinated notes due 2008 and 13.25% senior discount notes due 2009. The Company redeemed $86 million of the 9.875% senior subordinated notes due 2008 at 101% of face value plus accrued interest. This resulted in an extraordinary loss from the early extinguishment of debt in the third quarter of 1999 equal to the amount of the unamortized discount and financing costs on the notes and the 1% premium paid. The Company borrowed $90.0 million under its credit facility to repurchase the tendered 2008 senior subordinated notes and to pay associated fees and expenses incurred as a result of the change of control offer. None of the 13.25% senior discount notes were tendered for redemption.

  1999 CREDIT FACILITY

     The Company entered into a $350 million credit facility in July 1999. The facility is composed of a Revolving Credit Facility of $75 million, Term Loan A of $75 million, Term Loan B of $100 million and a Term Loan C of $100 million. Interest is based upon either a LIBOR rate plus an applicable margin or, at the Company's option, a base rate plus an applicable margin.


6. EQUITY

  EQUITY INVESTMENT

     On July 28, 1999, CCI sold 6,490,734 shares, or 64% of its voting common stock to Brera Classic LLC ("Brera") for $100 million. The proceeds were distributed as follows: $95.7 million was contributed to the Company, $3.3 million was paid to Brera pursuant to management and advisory fee agreements, and approximately $750,000 was paid to Brera as reimbursement for certain of its fees and expenses incurred in connection with the investment. The agreement further provides that CCI is to pay an annual management fee of $250,000 to Brera until CCI is sold or closes an initial public offering, the first payment of which was made at the closing of the Buford agreement.

7. RELATED PARTY TRANSACTIONS

    In accordance with various provisions of executive management's employment agreements, CCI (through the Company) made payments totaling approximately $5 million in relation to the Buford acquisition and change of control that resulted from the Brera equity investment. All payments to management were treated as a current period cost in the third quarter of 1999.

    In connection with the Buford acquisition, CCI (through the Company) paid a transaction fee of $300,000 to The Austin Advisory, a financial consulting firm in which a former member of executive management is a principal.

8. SUBSEQUENT EVENTS

  STAR ACQUISITION

    On October 14,1999, a subsidiary of the Company entered into an agreement with Star Cable Associates ("Star"), to purchase substantially all of the assets of Star for approximately $110 million in cash and (1) $20 million in Series A cumulative redeemable convertible preferred stock (the "Preferred Stock") or
(2), in the event of the consummation of the initial public offering ("IPO") of CCI's Class A voting common stock ("Class A Common Stock") prior to the closing of the Star acquisition, approximately 555,555 shares of Class A Common Stock of CCI. The Preferred Stock would have a stated value of $1,000 per share and rank senior to all classes of junior stock. The holders of the Preferred Stock would be entitled to cumulative cash dividends at a rate of 6% per annum for the first 18 months from the date of issuance, 8% per annum for the 19th month through the 23rd month from the date of issuance and 10% per annum for the 24th month and thereafter from the date of issuance, which dividends would be payable in two semi-annual installments on the last day of June and December of each year. All Preferred Stock would be converted into shares of Class A Common Stock in the event of the closing of an initial public offering at a conversion price of $36.00 per share. CCI would be able to convert all of the Preferred Stock at any time two years after the date of issuance of the Preferred Stock at a conversion price of $32.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides additional information regarding the financial condition and results of operations of Classic Cable, Inc. (the "Company") for the nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 1998 and the six-month period ended June 30, 1999 contained in the Company's Form S-4 Registration Statement dated September 3, 1999. Since its inception, the Company has completed multiple acquisitions and divestitures of cable systems. As a result, management believes that period-to-period comparisons of the Company's financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control.

     The statements, other than statements of historical fact, included in this Report are forward-looking statements. These statements include, but are not limited to:

     - statements regarding the Company's plans for future acquisitions;

     - statements regarding integration of the Company's cable systems and future acquired systems;

     - statements regarding the Company's planned capital expenditures and system upgrades;

     - statements regarding the offering of video and internet access on the Company's systems; and

     - statements regarding the Company's preparations for the year 2000 date change.

     Forward-looking statements generally can also be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." The Company believes that the expectations reflected in such forward-looking statements are accurate. However, the Company cannot assure you that such expectations will occur. The Company's actual future performance could differ materially from such statements. Factors that could cause such or contribute to such differences include, but are not limited to:

     - the uncertainties and/or potential delays associated with respect to integrating Buford and Star and future acquisitions;

     - the Company's ability to acquire additional cable systems on favorable terms;

     - the passage of legislation or court decisions adversely affecting the cable industry;

     - the Company's ability to repay or refinance outstanding indebtedness;

     - the timing, actual cost and allocation of the Company's capital expenditures and system upgrades;

     - the Company's potential need for additional capital;

     - competition in the cable industry;

     - the advent of new technology; and

     - seasonality.

     Investors should not unduly rely on these forward-looking statements, which speak only as of the date of this Report. Except as required by law, the Company is not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events. Important factors that could cause the Company's actual results to differ materially from its expectations are discussed in this Report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the statements in this Report.

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

Results of Operations

     REVENUES. Revenues increased $22.0 million, or 44%, for the nine months ended September 30, 1999, as compared to the corresponding prior year period. Basic revenues increased by $7.5 million due to increased subscribers of approximately 28,000 in July 1998 and 170,000 in July 1999 and basic rate increases. The increase in subscribers was due to the acquisition of systems from Cable One in July 1998 and the acquisition of Buford Group, Inc. in July 1999. In addition, there was a rate increase of approximately 7% affecting approximately two-thirds of our customers in February 1999 which resulted in an increase in basic revenues per subscriber of 7% from $27.74 to $29.69 period to period. Classic Cable has historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

     OPERATING EXPENSES. Operating expenses increased $28.9 million, or 55%, for the nine months ended September 30, 1999, as compared to the corresponding prior year period. Programming expense increased $6.4 million due to the continued escalation in rates charged by programming vendors as well as an increase in the subscriber base over the same period in 1998. Plant and operating and general and administrative expenses increased $5.1 million, or 36%, as a result of the additional costs associated with the systems acquired in 1998 and 1999. Corporate overhead increased $6.4 million primarily due to $6.6 million of acquisition related compensation expenses incurred in connection with the Buford acquisition. Depreciation and amortization expense for the nine months ended September 30, 1999 was $32.3 million, an increase of $10.6 million over the same period in 1998. The increase represents the effect of acquisitions and capital expenditures.

     OTHER INCOME AND EXPENSES. Interest expense increased $5.8 million, or 38%, for the nine months ended September 30, 1999, as compared to the corresponding prior year period. This increase is primarily the result of the debt issued in conjunction with the July 1999 and 1998 acquisitions and subsequent refinancing of debt.

     INCOME TAX BENEFIT. The income tax benefit decreased $2.1 million for the nine months ended September 30, 1999, as compared to the corresponding prior year period. No tax benefit was recognized in 1999. The effective tax rates for the nine months ended September 30, 1999 and September 30, 1998 differ from the statutory rates primarily due to an increase in the valuation allowance on deferred tax assets.

     NET LOSS. As a result of the above described fluctuations in the Company's results of operations and extraordinary losses recognized in connection with the July 1998 and 1999 refinancing of debt, the net loss of $36.4 million for the nine months ended September 30, 1999 increased by $15.9 million, as compared to the net loss of $20.4 million for the corresponding prior year period.

Liquidity and Capital Resources

     Operating income before depreciation and amortization or "operating cash flow" as commonly referred to in the cable communications business, was $20.0 million and $23.7 million for the nine months ended September 30, 1999 and 1998, respectively. Operating cash flow less the impact of non-cash operating charges and cash charges related to acquisition and financing transactions was $31.1 million and $20.7 million for the nine months ended September 30, 1999 and 1998, respectively. Operating cash flow is a measure of a company's ability to generate cash to service its obligations including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing businesses in the cable communications industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to measurements as an indicator of our performance.

     For the nine months ended September 30, 1999 and 1998, the Company's capital expenditures, other than those related to acquisitions, were approximately $16.0 million and $7.7 million, respectively. Capital expenditures include expansion and improvements of existing cable properties, plant and equipment upgrades, as well as cable line drops, line plant extensions and installations of service to new subscribers.

     In July 1999, the Company issued $150.0 million of 9.375% Senior Subordinated Notes due 2009. Concurrently with the offering, the Company entered into the 1999 Credit Agreement. The proceeds from these transactions and a sale of its parent's stock were approximately $425.0 million and were used to (a) fund the acquisition of Buford Group, Inc., (b) repay the 1998 Credit Agreement and (c) pay fees and expenses of these transactions. The 1999 Credit Agreement consists of (a) a $75.0 million revolving credit facility which matures in 2007,
(b) a $75.0 million Term A loan facility which matures in 2007, (c) a $100.0 million Term B loan facility which matures in 2008, and (d) a $100.0 million Term C loan facility which matures in 2008. Mandatory payments commence in 2001. Interest is based upon either a LIBOR rate plus an applicable margin or, at the Company's option, a base rate plus an applicable margin. The Term C loan facility was utilized in September 1999 to fund the partial redemption of $86.0 million of the 2008 subordinated notes.

     The Company and its parent have combined debt service requirements increasing from approximately $40 million a year to $54 million over the next eight years. During the next four fiscal years, capital expenditures are anticipated to average approximately $50 million a year. Debt covenants dictate that the Company maintain certain ratios related to debt balances and operating results in addition to limiting the amount that can be used for capital expenditures. Funds to support the Company's operations and pay the anticipated debt service and capital expenditure requirements are anticipated to be primarily generated from the Company's operating activities and from additional financing activities. On September 30, 1999, the Company had $75.0 million available under its line of credit, subject to some limitations.

     Management believes that the Company has sufficient resources from cash provided from operations and available borrowings to support is operations and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available under the credit facility in an amount sufficient to enable the Company to pay its indebtedness or to fund other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness, including its credit facility and outstanding notes, on commercially reasonable terms or at all.

INFLATION

     Certain of the Company's expenses, such as programming, wages and benefits, equipment repair and maintenance, billing and marketing are subject to inflation. However, because changes in costs are generally passed through to subscribers, these changes historically have not had a material adverse effect on the Company's results of operations.

YEAR 2000 COMPLIANCE

     Through 1999, most large companies will be facing a potentially serious business problem because many software applications and computer equipment developed in the past may not properly recognize calendar dates beginning in the year 2000. This problem could cause computers to either shut down or provide incorrect data.

     These problems are expected to increase in frequency and severity as the year 2000 approaches. This issue impacts our owned or licensed computer systems and equipment used in connection with internal operations, including:

     - information processing and financial reporting systems;

     - customer billing systems;

     - customer service systems;

     - telecommunication transmission and reception systems; and

     - facility systems

     The Company also relies directly or indirectly, in the regular course of business, on the proper operation and compatibility of third party systems. The year 2000 problem could cause these systems to fail or become incompatible with its systems.

     The failure or loss of compatibility among systems could cause material disruptions, including the inability to process transactions, generate invoices, or to respond to requests for service. The Company could also face similar disruptions if the year 2000 problem causes general widespread problems or an economic crisis. The Company cannot now estimate the extent of these potential disruptions on its results of operations, liquidity or financial condition.

     Through the redeployment of internal resources and the selective engagement of outside consultants, the Company is addressing the year 2000 problem with respect to its internal operations in three stages:

     - conducting an inventory and evaluation of its systems, components, and other significant infrastructure to identify those elements that it reasonably believes could be expected to be affected by the year 2000 problem. This stage has been completed.

     - remediation or replacing equipment that, based upon such inventory and evaluation, the Company believes may fail to operate properly in the year 2000. This stage has been completed.

     - testing of the remediation and replacement conducted in stage two. This stage is substantially complete, with further testing to be conducted up to and through December 31, 1999.

     To date, costs incurred that were directly related to addressing the year 2000 problem have not been material. The Company does not expect that the total cost of its year 2000 remediation will be material.

     Much of the Company's assessment efforts have involved, and depend upon, inquiries to third party service providers, suppliers and vendors of various parts or components of its systems. The Company has obtained certifications from third party service providers, suppliers and vendors as to the readiness of mission critical elements. Certain of these parties have certified the readiness of their products but will not certify their operability within its fully integrated systems. The Company cannot assure you that these technologies of third parties, on which it relies, will be year 2000 ready or timely converted into year 2000 compliant systems compatible with its systems. The Company has, however, evaluated the potential impact of third party and/or integration failure on its systems in connection with the development of its contingency plans.

     The Company's year 2000 plan calls for appropriate contingency planning for its at-risk business functions. As part of its normal operations, contingency plans are in place to minimize disruption of service to customers and other critical business functions, including guidelines for informing the appropriate personnel in order to accelerate restoration of service.

     The Company has negotiated certain contractual rights relating to the year 2000 problem in the Star asset purchase agreement. The Company has included acquired cable television systems in its year 2000 compliance efforts. The Company is monitoring the remediation process for the systems it is acquiring to ensure completion of remediation in a timely manner. The Company has found that these companies are following a three stage process similar to that outlined above and are on a similar time line for completion. The Company is not currently aware of any likely material system failures relating to the year 2000 affecting the acquired systems.

     The Company believes its efforts have significantly reduced its level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of its material vendors. However, no assurance can be given that year 2000 compliance can be achieved without costs that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Factors Affecting the Company's Business and Prospects

There are numerous factors that affect the Company's business and the results of its operations. These factors include changes in laws and regulations; changes in the competitive environment; changes in technology; franchise related matters; market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and other general economic conditions.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company's credit facility bears interest at floating rates. Accordingly, its earnings are affected by changes in short-term interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the credit facility does require that 50% of the Company's outstanding debt be effectively subject to a fixed rate. If the Company has non-fixed rate debt in a principal amount in excess of its current senior subordinated indebtedness, as set forth in the credit facility, then the Company must enter into interest rate hedges and/or other arrangements which are designed solely to protect against fluctuations in interest rates. These arrangements would be required only with respect to the portion of the Company's debt in excess of its senior subordinated indebtedness to the extent necessary to raise the aggregate amount of the Company's fixed rate debt to 50% of its outstanding debt.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) On July 28, 1999, Classic Cable, Inc. (the "Company") issued $150,000,000 aggregate principal amount 9 3/8% Senior Subordinated Notes due 2009 to Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill, Lynch, Pierce, Fenner & Smith Incorporated as initial purchasers.

                  The Company believes that the sale and issuance of securities in the above transaction was exempt from registration under the Securities Act of 1933 by virtue of Rule 144A, as private resales of securities to institutions. Appropriate legends were affixed to the notes issued in such transaction. Similar legends were imposed in connection with any subsequent sales of any such securities. On September 13, 1999, the Registrant completed an exchange offer for such unregistered notes for notes registered under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Purchase of Star

         On October 14, 1999, a subsidiary of the Company entered into an agreement with Star Cable Associates ("Star"), to purchase substantially all of the assets of Star for approximately $110 million in cash and (1) $20 million of CCI's Series A cumulative redeemable convertible preferred stock (the "Preferred Stock") or (2), in the event of the consummation of the initial public offering ("IPO") of CCI's Class A voting common stock ("Class A Common Stock") prior to the closing of the Star acquisition, approximately 555,555 shares of Class A Common Stock of CCI. The Preferred Stock would have a stated value of $1,000 per share and rank senior to all classes of junior stock. The holders of the Preferred Stock would be entitled to cumulative cash dividends at a rate of 6% per annum for the first 18 months from the date of issuance, 8% per annum for the 19th month through the 23rd month from the date of issuance and 10% per annum for the 24th month and thereafter from the date of issuance, which dividends would be payable in two semiannual installments on the last day of June and December of each year. All Preferred Stock would be converted into shares of Class A Common Stock in the event of the closing of an initial public offering at a conversion price of $36.00 per share. CCI would be able to convert all of the Preferred Stock at any time two years after the date of issuance of the Preferred Stock at a conversion price of $32.00 per share.

         Star owns 37 systems in Louisiana, Texas and Ohio and serves approximately 57,000 subscribers. The asset purchase agreement contains customary representations, warranties, covenants, indemnities and closing conditions, including closing conditions related to governmental approvals and the transfer of franchise licenses by Star to the Company. The asset purchase agreement is terminable by any party to the agreement not in breach of the agreement on March 31, 2000 if the Star acquisition has not been consummated prior to such date. The asset purchase agreement is terminable on July 31, 2000 by any party to the agreement if the Star acquisition had not been consummated prior to such date. CCI issued a press release with respect to the agreement on October 14, 1999, a copy of which is attached as Exhibit 99.1 to its Form 8-K/A filed on October 25, 1999.

         Filing of IPO

         On October 19, 1999, CCI filed for an initial public offering of approximately $150 million of Class A common shares. Proceeds will be used to repay a portion of CCI's debt and to finance part of the Star acquisition. CCI issued a press release with respect to the filing on October 20, 1999, a copy of which is attached as Exhibit 99.2 to its Form 8-K/A filed on October 25, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  (27) Financial Data Schedule

         (b)      Reports on Form 8-K.

                  On October 26, 1999, Classic Cable and its co-registrants filed a Form 8-K announcing (1) their change in accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP, (2) the signing of an asset purchase agreement whereby Universal Cable Holdings, Inc. will acquire all of the cable assets of Star Cable Associates and (3) the filing of a Registration Statement on Form S-1 by Classic. On November 5, 1999, Classic filed a Form 8-K/A amending the Form 8-K filed on October 26, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Classic Cable, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CLASSIC CABLE, INC.


Date: November 15, 1999                  /s/ Steven E. Seach
                                          --------------------------------------
                                          Steven E. Seach
                                          President and Chief Financial Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, CLASSIC CABLE HOLDING, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            CLASSIC CABLE HOLDING, INC.

                                            By:     /s/ STEVEN E. SEACH
Date: November 15, 1999                        ---------------------------------
                                                      Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, PONCA HOLDINGS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            PONCA HOLDINGS, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, CLASSIC TELEPHONE, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            CLASSIC TELEPHONE, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, UNIVERSAL CABLE HOLDINGS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            UNIVERSAL CABLE HOLDINGS, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, UNIVERSAL CABLE COMMUNICATIONS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        UNIVERSAL CABLE COMMUNICATIONS, INC.

Date: November 15, 1999                 By:       /s/ STEVEN E. SEACH
                                           -------------------------------------
                                                      Steven E. Seach
                                                       President and
                                                  Chief Financial Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, UNIVERSAL CABLE OF BEAVER OKLAHOMA, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            UNIVERSAL CABLE
                                            OF BEAVER OKLAHOMA, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, UNIVERSAL CABLE MIDWEST, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON
ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            UNIVERSAL CABLE MIDWEST, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, WT ACQUISITION CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            WT ACQUISITION CORPORATION

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                              ----------------------------------
                                                       Steven E. Seach
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, W.K. COMMUNICATIONS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                              W.K. COMMUNICATIONS, INC.

Date: November 15, 1999                       By:     /s/ STEVEN E. SEACH
                                                 -------------------------------
                                                       Steven E. Seach
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, TELEVISION ENTERPRISES, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            TELEVISION ENTERPRISES, INC.

Date:  November 15, 1999                    By:     /s/ STEVEN E. SEACH
                                              ----------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, BLACK CREEK COMMUNICATIONS , L.P. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BLACK CREEK COMMUNICATIONS, L.P.
                                          BY: BLACK CREEK MANAGEMENT, L.L.C.
                                          Its General Partner


Date: November 15, 1999                   By:      /s/ STEVEN E. SEACH
                                             -----------------------------------
                                                      Steven E. Seach,
                                               President and Chief Financial
                                                           Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, BLACK CREEK MANAGEMENT, L.L.C. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            BLACK CREEK MANAGEMENT, L.L.C.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, BUFORD GROUP, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            BUFORD GROUP, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, FRIENDSHIP CABLE OF TEXAS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            FRIENDSHIP CABLE OF TEXAS, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               --------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, BUFORD TELEVISION, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           BUFORD TELEVISION, INC.

Date: November 15, 1999                    By:     /s/ STEVEN E. SEACH
                                              ----------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, CALLCOM 24, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            CALLCOM 24, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, CORRECTIONAL CABLE TV, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            CORRECTIONAL CABLE TV, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, FRIENDSHIP CABLE OF ARKANSAS, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            FRIENDSHIP CABLE OF ARKANSAS, INC.

Date: November 15, 1999                     By:     /s/ STEVEN E. SEACH
                                               ---------------------------------
                                                       Steven E. Seach,
                                                President and Chief Financial
                                                            Officer

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, BUFORD TELEVISION INC. OF FORT SMITH HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BUFORD TELEVISION INC. OF FORT SMITH

Date: November 15, 1999                   By:      /s/ STEVEN E. SEACH
                                             -----------------------------------
                                                      Steven E. Seach,
                                               President and Chief Financial
                                                           Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule