Form 10-Q
period 2000-03-31
CLASSIC CABLE INC
filed 2000-05-15
CIK 1069604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO__________

                        COMMISSION FILE NUMBER: 333-63643


                               CLASSIC CABLE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE
 (STATE OR OTHER JURISDICTION                            74-2750981
OF INCORPORATION OR ORGANIZATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)



                         515 CONGRESS AVENUE, SUITE 2626
                               AUSTIN, TEXAS 78701
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


       Registrant's telephone number, including area code: (512) 476-9095


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   As of April 18, 2000, there were 1,000 shares of Common Stock outstanding.

                               CLASSIC CABLE, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited).......................................................4
           Consolidated Statements of Operations (Unaudited).............................................5
           Consolidated Statements of Cash Flows (Unaudited).............................................6
           Notes to Consolidated Financial Statements (Unaudited)........................................7
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.........9
Item 3     Quantitative and Qualitative Disclosures About Market Risk...................................10

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................11
Item 2     Changes in Securities and Use of Proceeds....................................................11
Item 3     Defaults Upon Senior Securities..............................................................11
Item 4     Submission of Matters to a Vote of Security Holders..........................................11
Item 5     Other Information............................................................................11
Item 6     Exhibits and Reports on Form 8-K.............................................................11

SIGNATURES .............................................................................................13

                           --------------------------

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Cable, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. The statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements include, but are not limited to:

     o    statements regarding our plans for future acquisitions;

     o statements regarding integration of our cable systems and future acquired systems;

     o statements regarding our planned capital expenditures and system upgrades; and

     o statements regarding the offering of video and Internet access on our systems.

Forward-looking statements generally can also be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause such or contribute to such differences include, but are not limited to:

     o the uncertainties and/or potential delays associated with integrating past and future acquisitions;

     o our ability to acquire additional cable systems on terms favorable to us;

     o the passage of legislation or court decisions adversely affecting the cable industry;

     o    our ability to repay or refinance our outstanding indebtedness;

     o the timing, actual cost and allocation of our capital expenditures and system upgrades;

     o    our potential need for additional capital;

     o    competition in the cable industry; and

     o    the advent of new technology.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         CLASSIC CABLE, INC.

                     CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share data)
                             (Unaudited)



                                                                                   MARCH 31,     DECEMBER 31,
                                                                                     2000            1999
                                                                                 ------------    ------------

Assets
Cash and cash equivalents ....................................................   $     40,113    $     85,855
Accounts receivable, net .....................................................         11,084           9,803
Prepaid expenses .............................................................          2,207           1,131

Property, plant and equipment ................................................        338,326         274,864
Less accumulated depreciation ................................................        (69,191)        (60,939)
                                                                                 ------------    ------------
                                                                                      269,135         213,925
Deferred financing costs, net ................................................         19,427          20,136
Advances to parent ...........................................................            819             908
Intangible assets:
  Customer relationships .....................................................        175,869         156,567
  Franchise marketing rights .................................................        185,417         158,105
  Noncompete agreements ......................................................         30,787          25,425
  Goodwill ...................................................................        126,719         102,261
                                                                                 ------------    ------------
                                                                                      518,792         442,358
  Less accumulated amortization ..............................................       (107,967)        (96,428)
                                                                                 ------------    ------------
                                                                                      410,825         345,930
                                                                                 ------------    ------------
        Total assets .........................................................   $    753,610    $    677,688
                                                                                 ============    ============

Liabilities and Stockholder's Equity
Liabilities:
  Accounts payable ...........................................................   $        425    $      3,254
  Subscriber deposits and unearned income ....................................          9,025           6,675
  Other accrued expenses .....................................................         14,775          15,606
  Accrued interest ...........................................................          8,918          10,676
  Long-term debt, net ........................................................        543,023         454,332
  Deferred taxes, net ........................................................         20,702          28,965
                                                                                 ------------    ------------
        Total liabilities ....................................................        596,868         519,508
Stockholder's equity:
  Common stock: $.01 par value per share; 1,000 shares
    authorized, issued and outstanding .......................................             --              --
  Additional paid-in capital .................................................        281,143         267,241
  Accumulated deficit ........................................................       (124,401)       (109,061)
                                                                                 ------------    ------------
        Total stockholder's equity ...........................................        156,742         158,180
                                                                                 ------------    ------------
        Total liabilities and stockholder's equity ...........................   $    753,610    $    677,688
                                                                                 ============    ============

                See notes to consolidated financial statements.

                               CLASSIC CABLE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)




                                                           THREE MONTHS ENDED MARCH 31
                                                       ----------------------------------
                                                             2000               1999
                                                       ---------------    ---------------

Revenues ...........................................   $        42,289    $        19,576
Operating expenses:
  Programming ......................................            12,118              5,231
  Plant and operating ..............................             4,354              2,306
  General and administrative .......................             7,119              2,948
  Marketing and advertising ........................               864                173
  Corporate overhead ...............................               599                856
  Depreciation and amortization ....................            19,791              8,955
                                                       ---------------    ---------------
          Total operating expenses .................            44,845             20,469
                                                       ---------------    ---------------
Loss from operations ...............................            (2,556)              (893)
Interest expense ...................................           (13,660)            (5,310)
Other income .......................................             1,077                 17
                                                       ---------------    ---------------
Loss before income taxes and extraordinary item ....           (15,139)            (6,186)
Income tax benefit .................................             5,300                 --
                                                       ---------------    ---------------
Loss before extraordinary item .....................            (9,839)            (6,186)
Extraordinary loss on extinguishment of debt,
  net of taxes of $2,963 ...........................            (5,501)                --
                                                       ---------------    ---------------
Net loss ...........................................   $       (15,340)   $        (6,186)
                                                       ===============    ===============


                See notes to consolidated financial statements.

                               CLASSIC CABLE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                  THREE MONTHS ENDED MARCH 31
                                                                 ----------------------------
                                                                     2000            1999
                                                                 ------------    ------------


OPERATING ACTIVITIES
Net loss .....................................................   $    (15,340)   $     (6,186)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Provision for doubtful accounts ..........................            836              32
    Depreciation .............................................          8,252           3,664
    Amortization of intangibles ..............................         11,539           5,292
    Amortization of deferred financing costs .................            548             171
    Discount accretion on long-term debt .....................              2              15
    Non-cash compensation ....................................             --             332
    Deferred tax benefit .....................................         (8,263)             --
    Extraordinary loss .......................................          8,464              --
    Changes in working capital, net of acquisition amounts:
     Change in accounts receivable ...........................         (2,614)            381
     Change in prepaid expenses ..............................         (1,076)           (448)
     Change in advances to parent ............................             89            (122)
     Change in other accruals and payables ...................         (1,360)         (1,216)
     Change in accrued interest ..............................         (1,758)         (3,096)
                                                                 ------------    ------------
Net cash provided by (used in) operating activities ..........           (681)         (1,181)

INVESTING ACTIVITIES
Acquisition of cable television systems ......................       (113,592)             --
Purchases of property, plant and equipment ...................        (11,618)         (3,230)
Payments for other intangibles ...............................           (237)           (140)
                                                                 ------------    ------------
Net cash provided by (used in) investing activities ..........       (125,447)         (3,370)

FINANCING ACTIVITIES
Proceeds from long-term debt .................................        225,000           5,500
Repayments of long-term debt .................................       (136,460)            (26)
Financing costs ..............................................         (7,494)           (230)
Payment of premium on redeemed notes .........................           (660)             --
                                                                 ------------    ------------
Net cash provided by (used in) financing activities ..........         80,386           5,244
                                                                 ------------    ------------
Increase (decrease) in cash and cash equivalents .............        (45,742)            693
Cash and cash equivalents at beginning of period .............         85,855           2,779
                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................   $     40,113    $      3,472
                                                                 ============    ============

Non-cash financing activities:
Non-cash capital contribution from parent ....................   $     13,889    $         --


                See notes to consolidated financial statements.

                               CLASSIC CABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Classic Cable, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in our Form 10-K.

2. INCOME TAXES

    The effective tax rates for the three months ended March 31, 2000 and March 31, 1999 differ primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

3. STAR ACQUISITION

    In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $110 million in cash and 555,555 shares of Class A Voting Common Stock ("Class A Common Stock") of our parent, Classic Communications, Inc. The purchase was financed from proceeds of our $225 million private debt offering of 10.5% Senior Subordinated Notes due 2010 and available cash.

    The following summarized unaudited pro forma financial information assumes the Star acquisition, the acquisition of Buford Group, Inc., all related financing and changes to our debt structure had occurred on January 1, 2000 and 1999, respectively. The following pro forma information is not necessarily indicative of the results that would have occurred had the transactions been completed at the beginning of the periods indicated, nor is it indicative of future operating results (in thousands, except per share data):


                                           THREE MONTHS ENDED MARCH 31
                                               2000             1999
                                           ------------    ------------

Revenues ...............................   $     45,444    $     44,418
Loss before extraordinary item .........         (9,971)        (10,453)
Net loss ...............................        (15,472)        (10,453)

    The allocation of the Star purchase price reflected in the March 31, 2000 consolidated balance sheet is preliminary. We have arranged to obtain an independent valuation of the Star property, plant and equipment and intangible assets. We expect to receive the completed report during the third quarter of 2000.

    In conjunction with the Star acquisition, a fee for financial advisory services in the amount of $1.3 million was paid to an affiliate of the majority owner of Classic Communications, Brera Classic, in addition to approximately $200,000 for reimbursement of certain related expenses.

4. LONG-TERM DEBT

     Our long-term debt consists of the following as of March 31, 2000 (in thousands):


1999 credit facility:
  Term loan B ........................   $     86,842
  Term loan C ........................         78,158
10.5% Senior Subordinated Notes ......        225,000
9.375% Senior Subordinated Notes .....        150,000
9.875% Senior Subordinated Notes .....          3,000
Other ................................             23
                                         ------------
                                         $    543,023
                                         ============

    In February 2000, we issued $225 million of 10.5% Senior Subordinated Notes due 2010. Interest payments on these notes begin in September 2000. The proceeds of the offering have been used to fund a portion of the acquisition of Star, repay a portion of the 1999 credit facility and repurchase approximately $36 million of the 9.375% Senior Subordinated Notes due 2008. In addition, the 1999 credit facility was amended to (a) allow for the Star acquisition, (b) modify some of the covenants in the credit facility, (c) restructure the term loan A to allow us to reborrow against it through February 2001, subject to certain conditions, and (d) increase the term loan A facility so that an additional $25 million may be made available under that facility. The amendment of the 1999 credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

    The amendment also increased the range of potential quarterly commitment fees. These fees can range from 0.375% to 0.750% per annum on the unused loan committments.

    The Senior Subordinated Notes are unsecured and are subordinated to all of our existing and future senior indebtedness. The notes rank without preference with all of our existing and future senior subordinated indebtedness. The Senior Subordinated Notes may be redeemed contingent on certain events and/or the passage of time at the redemption price, which may include a premium. Restrictive covenants associated with these notes limit our ability to enter into certain transactions.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q, except as noted below.

MARCH 31, 2000 VS. MARCH 31, 1999

     Revenues increased $22.7 million, or 116%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. The Buford Group acquisition added approximately 170,000 subscribers in July 1999 and the Star acquisition added approximately 57,000 subscribers in February 2000. There was a rate increase of approximately 6% affecting approximately two-thirds of our customers in February 2000, resulting in an increase in basic revenues per subscriber of 3% from $28.81 to $29.59 period to period. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

     Operating expenses increased $24.4 million, or 119%, in 2000. Programming expenses increased $6.9 million due to increases in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $6.2 million, or 118%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Depreciation and amortization expense in 2000 was $19.8 million, an increase of $10.8 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $8.4 million, or 157%, in 2000. This increase is primarily the result of the debt issued in conjunction with the July 1999 Buford Group acquisition and the February 2000 Star acquisition.

     Other income increased $1.1 million in 2000. This increase is primarily the result of increased interest income on cash reserves.

     The income tax benefit was $5.3 million in 2000. No tax benefit was recognized in 1999. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

     As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in 2000, the net loss of $15.3 million in 2000 increased by $9.2 million, as compared to the net loss of $6.2 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations was consistent from period to period. Cash used in investing activities increased $122.1 million to $125.4 million, driven primarily by the Star acquisition, as well as by increased levels of capital spending. Cash provided by financing activities increased $75.1 million to $80.4 million due to the February 2000 notes offering. Earnings before interest, taxes, depreciation and amortization, or EBITDA, increased 114% or $9.2 million to $17.2 million due primarily to the acquisition of cable systems in 2000 and 1999. EBITDA for 1999 has been reduced by non-cash operating charges consisting of compensation on stock awards of $0.3 million. Without the non-cash operating charges, EBITDA for the three months ended March 31, 1999 would have been $8.4 million. EBITDA is presented because we believe it is a widely accepted financial indicator of a company's ability to incur and service debt. We believe that EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for dividends, reinvestment or other discretionary uses and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA as presented may not be comparable to similarly titled measures presented by other companies.

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

     In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star, which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $110 million in cash and 555,555 shares of Classic Communications Class A Common Stock.

     In February 2000, we completed a private offering of $225 million of 10.5% Senior Subordinated Notes due 2010. The proceeds of the offering were used to fund a portion of the Star acquisition, repay approximately $100 million of indebtedness under our senior credit facility and repurchase approximately $36 million of our 9.375% Senior Subordinated Notes due 2008.

     In connection with the offering, we entered into a second amendment to our senior credit facility, which (1) allowed for the offering of the 10.5% Senior Subordinated Notes, (2) modified some of the covenants in the credit facility to provide us with more flexibility (i.e., maximum total debt ratio, total interest coverage ratio, maximum capital expenditures, limitations on investments, permitted acquisitions and lines of business), (3) restructured the term loan A facility so that following a prepayment in full of the term loan A facility, and subject to certain additional conditions, we have the ability to reborrow in one or more advances under the term loan A facility until February 10, 2001 and (4) increased the term loan A facility so that an additional $25 million may be made available under that facility.

INTANGIBLES

     We have recorded net intangible assets of $411 million, 55% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we are a party or to which any of our respective properties are subject.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         Exhibit
         Number                       Exhibit
         -------                      -------
            2.2           --   Asset Purchase Agreement, dated as of October 14,
                               1999, by and between Star Cable Associates and
                               Universal Cable Holdings, Inc., and Amendment No.
                               1 thereto, dated February 16, 2000 (incorporated
                               by reference to Exhibit 2 to Classic
                               Communications, Inc.'s Form 8-K, filed on
                               February 29, 2000).

            4.1           --   Indenture for $225,000,000 10 1/2% Senior
                               Subordinated Notes due 2010, dated as of February
                               16, 2000, among Classic Cable, Inc., as Issuer,
                               and the Subsidiary Guarantors listed on Schedule
                               1 thereto, and Chase Bank of Texas, National
                               Association, as Trustee (incorporated by
                               reference to Exhibit 4.9 to Classic Cable, Inc.'s
                               S-4 dated April 14, 2000 (Registration No.
                               333-34850)).

            4.2           --   Form of Global 10 1/2% Senior Subordinated Note
                               due 2010 (incorporated by reference to Exhibit
                               4.10 to Classic Cable, Inc.'s S-4 dated April 14,
                               2000 (Registration No. 333-34850)).

            4.3           --   Exchange and Registration Rights Agreement, dated
                               as of February 16, 2000, by and among Classic
                               Cable, Inc., Goldman Sachs & Co., Merrill Lynch &
                               Co., Chase Securities Inc. and Donaldson, Lufkin
                               & Jenrette (incorporated by reference to Exhibit
                               4.11 to Classic Cable, Inc.'s S-4 dated April 14,
                               2000 (Registration No. 333-34850)).

           10.4           --   Amended and Restated Credit Agreement dated
                               January 31, 2000 among Classic Cable, Inc., as
                               Borrower, the Lenders Parties thereto, Goldman
                               Sachs Credit Partners, L.P., as Lead Arranger and
                               Syndication Agent, and The Chase Manhattan Bank,
                               as Documentation Agent, and Union Bank of
                               California, N.A., as Administrative Agent
                               (incorporated by reference to Exhibit 10.15 to
                               Classic Communications, Inc.'s Annual Report on
                               Form 10-K dated March 30, 2000).

           27             --   Financial Data Schedule

   (b)  Reports on Form 8-K.

           (1) On February 9, 2000, we filed a Form 8-K announcing our private offering to qualified institutional buyers of $175 million in Senior Subordinated Notes due 2010.

          (2) On February 29, 2000, we filed a Form 8-K announcing (1) that our wholly owned subsidiary, Universal Cable Holdings, Inc., completed the acquisition of substantially all of the assets of Star for approximately $110 million in cash and 555,555 shares of Communications Class A Common Stock and (2) that we completed the private offering of $225 million of Senior Subordinated Notes due 2010.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CLASSIC CABLE, INC.


Date: May 15, 2000                   /s/ STEVEN E. SEACH
                                     -------------------------------------------
                                     Steven E. Seach
                                     President and Chief Financial Officer

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                DESCRIPTION
 -------               -----------

   2.2           --    Asset Purchase Agreement, dated as of October 14, 1999,
                       by and between Star Cable Associates and Universal Cable
                       Holdings, Inc., and Amendment No. 1 thereto, dated
                       February 16, 2000 (incorporated by reference to Exhibit 2
                       to Classic Communications, Inc.'s Form 8-K, filed on
                       February 29, 2000).

   4.1           --    Indenture for $225,000,000 10 1/2% Senior Subordinated
                       Notes due 2010, dated as of February 16, 2000, among
                       Classic Cable, Inc., as Issuer, and the Subsidiary
                       Guarantors listed on Schedule 1 thereto, and Chase Bank
                       of Texas, National Association, as Trustee (incorporated
                       by reference to Exhibit 4.9 to Classic Cable, Inc.'s S-4
                       dated April 14, 2000 (Registration No. 333-34850)).

   4.2           --    Form of Global 10 1/2% Senior Subordinated Note due 2010
                       (incorporated by reference to Exhibit 4.10 to Classic
                       Cable, Inc.'s S-4 dated April 14, 2000 (Registration No.
                       333-34850)).

   4.3           --    Exchange and Registration Rights Agreement, dated as of
                       February 16, 2000, by and among Classic Cable, Inc.,
                       Goldman Sachs & Co., Merrill Lynch & Co., Chase
                       Securities Inc. and Donaldson, Lufkin & Jenrette
                       (incorporated by reference to Exhibit 4.11 to Classic
                       Cable, Inc.'s S-4 dated April 14, 2000 (Registration No.
                       333-34850)).

  10.4           --    Amended and Restated Credit Agreement dated January 31,
                       2000 among Classic Cable, Inc., as Borrower, the Lenders
                       Parties thereto, Goldman Sachs Credit Partners, L.P., as
                       Lead Arranger and Syndication Agent, and The Chase
                       Manhattan Bank, as Documentation Agent, and Union Bank of
                       California, N.A., as Administrative Agent (incorporated
                       by reference to Exhibit 10.15 to Classic Communications,
                       Inc.'s Annual Report on Form 10-K dated March 30, 2000).

  27             --    Financial Data Schedule