Form 10-Q
period 2000-06-30
CLASSIC CABLE INC
filed 2000-08-14
CIK 1069604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

      CLASSIC CABLE, INC. MEETS THE GENERAL CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
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

   As of August 2, 2000, there were 1,000 shares of Common Stock outstanding.

                               CLASSIC CABLE, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited).......................................................4
           Consolidated Statements of Operations (Unaudited).............................................5
           Consolidated Statements of Cash Flows (Unaudited).............................................6
           Notes to Consolidated Financial Statements (Unaudited)........................................7
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.........9
Item 3     Quantitative and Qualitative Disclosures About Market Risk...................................11

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................12
Item 2     Changes in Securities and Use of Proceeds....................................................12
Item 3     Defaults Upon Senior Securities..............................................................12
Item 4     Submission of Matters to a Vote of Security Holders..........................................12
Item 5     Other Information............................................................................12
Item 6     Exhibits and Reports on Form 8-K.............................................................12

SIGNATURES .............................................................................................13

                                   ----------

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Cable, Inc. and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               CLASSIC CABLE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                            JUNE 30,     DECEMBER 31,
                                                              2000           1999
                                                           ---------     ------------
Assets
Cash and cash equivalents ............................     $  43,317      $  85,855
Accounts receivable, net .............................        12,541          9,803
Prepaid expenses .....................................         2,590          1,131
Property, plant and equipment ........................       351,910        274,864
Less accumulated depreciation ........................       (78,725)       (60,939)
                                                           ---------      ---------
                                                             273,185        213,925
Deferred financing costs, net ........................        19,379         20,136
Advances to parent ...................................           819            908
Intangible assets:
  Customer relationships .............................       175,873        156,567
  Franchise marketing rights .........................       185,417        158,105
  Noncompete agreements ..............................        30,787         25,425
  Goodwill ...........................................       127,125        102,261
                                                           ---------      ---------
                                                             519,202        442,358
  Less accumulated amortization ......................      (120,644)       (96,428)
                                                           ---------      ---------
                                                             398,558        345,930
                                                           ---------      ---------
        Total assets .................................     $ 750,389      $ 677,688
                                                           =========      =========

Liabilities and Stockholder's Equity
Liabilities:
  Accounts payable ...................................     $   4,220      $   3,254
  Subscriber deposits and unearned income ............         8,816          6,675
  Other accrued expenses .............................        15,964         15,606
  Accrued interest ...................................        17,836         10,676
  Long-term debt, net ................................       543,018        454,332
  Deferred taxes, net ................................        14,619         28,965
                                                           ---------      ---------
        Total liabilities ............................       604,473        519,508
Stockholder's equity:
  Common stock: $.01 par value per share; 1,000 shares
   authorized, issued and outstanding ................            --             --
  Additional paid-in capital .........................       281,143        267,241
  Accumulated deficit ................................      (135,227)      (109,061)
                                                           ---------      ---------
        Total stockholder's equity ...................       145,916        158,180
                                                           ---------      ---------
        Total liabilities and stockholder's equity ...     $ 750,389      $ 677,688
                                                           =========      =========


                 See notes to consolidated financial statements.

                               CLASSIC CABLE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)


                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30                    JUNE 30
                                             ----------------------      ----------------------
                                               2000          1999          2000          1999
                                             --------      --------      --------      --------
Revenues ...............................     $ 46,136      $ 19,710      $ 88,425      $ 39,286
Operating expenses:
  Programming ..........................       13,138         5,196        25,256        10,427
  Plant and operating ..................        5,404         2,095         9,758         4,401
  General and administrative ...........        6,774         2,807        13,893         5,755
  Marketing and advertising ............          906           279         1,770           452
  Corporate overhead ...................          911           869         1,510         1,725
  Depreciation and amortization ........       22,351         9,141        42,142        18,096
                                             --------      --------      --------      --------
    Total operating expenses ...........       49,484        20,387        94,329        40,856
                                             --------      --------      --------      --------

Loss from operations ...................       (3,348)         (677)       (5,904)       (1,570)
Interest expense .......................      (14,123)       (5,365)      (27,783)      (10,675)
Other income (expense) .................          562            (2)        1,639            15
                                             --------      --------      --------      --------
 Loss before income taxes and
  extraordinary item ...................      (16,909)       (6,044)      (32,048)      (12,230)
                                                                                        (17,140)
Income tax benefit .....................        6,083            --        11,383            --
                                             --------      --------      --------      --------
Loss before extraordinary item .........      (10,826)       (6,044)      (20,665)      (12,230)
Extraordinary loss on
  extinguishment of debt, net of
  taxes of $2,963 in 2000 ..............           --            --        (5,501)           --
                                             --------      --------      --------      --------
Net loss ...............................     $(10,826)     $ (6,044)     $(26,166)     $(12,230)
                                             ========      ========      ========      ========


                 See notes to consolidated financial statements.

                               CLASSIC CABLE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                        SIX MONTHS ENDED JUNE 30
                                                                        ------------------------
                                                                           2000           1999
                                                                        ---------      ---------
OPERATING ACTIVITIES
Net loss ..........................................................     $ (26,166)     $ (12,230)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Provision for doubtful accounts ...............................         1,706            386
    Depreciation ..................................................        17,926          7,509
    Amortization of intangibles ...................................        24,216         10,587
    Amortization of deferred financing costs ......................         1,049            342
    Discount accretion on long-term debt ..........................             2             29
    Non-cash compensation .........................................            --            663
    Deferred tax benefit ..........................................       (14,346)            --
    Extraordinary loss ............................................         8,464             --
    Changes in working capital, net of acquisition amounts:
     Change in accounts receivable ................................        (4,444)           (48)
     Change in prepaid expenses ...................................        (1,459)          (917)
     Change in advances to parent .................................            89           (213)
     Change in other accruals and payables ........................         3,464           (442)
     Change in accrued interest ...................................         7,160           (152)
                                                                        ---------      ---------
Net cash provided by (used in) operating activities ...............        17,661          5,514

INVESTING ACTIVITIES
Acquisition of cable television systems ...........................      (113,592)            --
Purchases of property, plant and equipment ........................       (25,341)        (8,008)
Payments for other intangibles ....................................        (1,194)          (513)
                                                                        ---------      ---------
Net cash provided by (used in) investing activities ...............      (140,127)        (8,521)

FINANCING ACTIVITIES
Proceeds from long-term debt ......................................       225,000          5,500
Repayments of long-term debt ......................................      (136,465)        (4,317)
Financing costs ...................................................        (7,947)          (317)
Payment of premium on redeemed notes ..............................          (660)            --
                                                                        ---------      ---------
Net cash provided by (used in) financing activities ...............        79,928            866
                                                                        ---------      ---------
Increase (decrease) in cash and cash equivalents ..................       (42,538)        (2,141)
Cash and cash equivalents at beginning of period ..................        85,855          2,779
                                                                        ---------      ---------
Cash and cash equivalents at end of period ........................     $  43,317      $     638
                                                                        =========      =========

Non-cash financing activities:
Non-cash capital contribution from parent .........................     $  13,889      $      --


                 See notes to consolidated financial statements.

                               CLASSIC CABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Classic Cable, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in our Form 10-K.

2. INCOME TAXES

     The effective tax rates for the three and six months ended June 30, 2000 and June 30, 1999 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

3. STAR ACQUISITION

     In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $110 million in cash and 555,555 shares of Class A Voting Common Stock ("Class A Common Stock") of our parent, Classic Communications, Inc. The purchase was financed from proceeds of our $225 million private debt offering of 10.5% Senior Subordinated Notes due 2010 and available cash. The acquisition was accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in our consolidated financial statements since the date of acquisition.

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

                                       SIX MONTHS ENDED JUNE 30
                                          2000          1999
                                       ---------      ---------
Revenues ..........................     $ 91,580      $ 90,118
Loss before extraordinary item ....      (21,131)      (26,030)
Net loss ..........................      (26,632)      (30,123)

     The allocation of the Star purchase price reflected in the June 30, 2000 consolidated balance sheet is preliminary. We have arranged to obtain an independent valuation of the Star property, plant and equipment and intangible assets. We expect to receive the completed report during the third quarter of 2000.

     In conjunction with the Star acquisition, a fee for financial advisory services in the amount of $1.3 million was paid to an affiliate of the majority owner of Classic Communications, Brera Classic, in addition to approximately $200,000 for reimbursement of certain related expenses.

4. LONG-TERM DEBT

     Our long-term debt consists of the following as of June 30, 2000 (in thousands):

1999 credit facility:
  Term loan B ..........................     $ 86,842
  Term loan C ..........................       78,158
10.5% Senior Subordinated Notes ........      225,000
9.375% Senior Subordinated Notes .......      150,000
9.875% Senior Subordinated Notes .......        3,000
Other ..................................           18
                                             --------
                                             $543,018
                                             ========

     In February 2000, we issued $225 million of 10.5% Senior Subordinated Notes due 2010. Interest payments on these notes begin in September 2000. The proceeds of the offering have been used to fund a portion of the acquisition of Star, repay a portion of the 1999 credit facility and repurchase approximately $36 million of the 9.875% Senior Subordinated Notes due 2008. In addition, the 1999 credit facility was amended to (a) allow for the Star acquisition, (b) modify some of the covenants in the credit facility, (c) restructure the term loan A to allow us to reborrow against it through February 2001, subject to certain conditions, and (d) increase the term loan A facility so that an additional $25 million may be made available under that facility. The amendment of the 1999 credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

     The amendment also increased the range of potential quarterly commitment fees. These fees can range from 0.375% to 0.750% per annum on the unused loan commitments.

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

THREE MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

     Revenues increased $26.4 million, or 134%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. The Buford Group acquisition added approximately 170,000 subscribers in July 1999 and the Star acquisition added approximately 57,000 subscribers in February 2000. There was a rate increase of approximately 6% affecting approximately two-thirds of our customers in February 2000, resulting in an increase in basic revenues per subscriber of 5% from $29.77 to $31.19 period to period. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

     Operating expenses increased $29.1 million, or 143%, in 2000. Programming expenses increased $7.9 million due to increases in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $7.3 million, or 148%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Depreciation and amortization expense in 2000 was $22.4 million, an increase of $13.2 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $8.8 million, or 163%, in 2000. This increase is primarily the result of the debt issued in conjunction with the July 1999 Buford Group acquisition and the February 2000 Star acquisition.

     Other income increased $0.6 million in 2000. This increase is primarily the result of increased interest income on cash reserves.

     The income tax benefit was $6.1 million in 2000. No tax benefit was recognized in 1999. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     As a result of the above described fluctuations in our results of operations, the net loss of $10.8 million in 2000 increased by $4.8 million, as compared to the net loss of $6.0 million in 1999.

SIX MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

     Revenues increased $49.1 million, or 125%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. Rate increases resulted in an increase in basic revenues per subscriber of 3% from $29.35 to $30.19 period to period.

     Operating expenses increased $53.5 million, or 131%, in 2000. Programming expenses increased $14.8 million due to increases in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $13.5 million, or 133%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Depreciation and amortization expense in 2000 was $42.1 million, an increase of $24.0 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $17.1 million, or 160%, in 2000. This increase is primarily the result of the debt issued in conjunction with the July 1999 Buford Group acquisition and the February 2000 Star acquisition.

     Other income increased $1.6 million in 2000. This increase is primarily the result of increased interest income on cash reserves.

     The income tax benefit was $11.4 million in 2000. No tax benefit was recognized in 1999. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

     As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in 2000, the net loss of $26.2 million in 2000 increased by $13.9 million, as compared to the net loss of $12.2 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the six months ended June 30 increased $12.1 million from period to period. Cash used in investing activities increased $131.6 million to $140.1 million, driven primarily by the Star acquisition, as well as by increased levels of capital spending. Cash provided by financing activities increased $79.1 million to $79.9 million due to the February 2000 notes offering. Earnings before interest, taxes, depreciation and amortization, or EBITDA, increased 119% or $19.7 million to $36.2 million due primarily to the acquisition of cable systems in 2000 and 1999. EBITDA for 1999 has been reduced by non-cash operating charges consisting of compensation on stock awards of $0.7 million. Without the non-cash operating charges, EBITDA for the six months ended June 30, 1999 would have been $17.2 million. EBITDA is presented because we believe it is a widely accepted financial indicator of a company's ability to incur and service debt. We believe that EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for dividends, reinvestment or other discretionary uses and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA as presented may not be comparable to similarly titled measures presented by other companies.

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

     In February 2000, we completed a private offering of $225 million of 10.5% Senior Subordinated Notes due 2010. The proceeds of the offering were used to fund a portion of the Star acquisition, repay approximately $100 million of indebtedness under our senior credit facility and repurchase approximately $36 million of our 9.875% Senior Subordinated Notes due 2008.

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

INTANGIBLES

     We have recorded net intangible assets of $399 million, 53% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

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

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit Number               Exhibit
                27         --   Financial Data Schedule

     (b)  Reports on Form 8-K.

          None

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLASSIC CABLE, INC.


Date: August 14, 2000                        /s/ STEVEN E. SEACH
                                        --------------------------------------
                                        Steven E. Seach
                                        President and Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER               DESCRIPTION
--------------               -----------
     27           --   Financial Data Schedule