Form 10-Q
period 2000-09-30
CLASSIC CABLE INC
filed 2000-11-14
CIK 1069604

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------   ----------

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
      (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)



                         515 CONGRESS AVENUE, SUITE 2626
                               AUSTIN, TEXAS 78701
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


       Registrant's telephone number, including area code: (512) 476-9095


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. { X } Yes { } No

  As of November 6, 2000, there were 1,000 shares of Common Stock outstanding.

                               CLASSIC CABLE, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS


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

SIGNATURES .............................................................................................13

                                   ----------

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Cable, Inc. and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               Classic Cable, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  2000              1999
                                                                              -------------     ------------
      Assets
      Cash and cash equivalents .........................................     $     16,324      $     85,855
      Accounts receivable, net ..........................................           12,846             9,803
      Prepaid expenses and other ........................................            4,346             1,131
      Property, plant and equipment .....................................          344,241           274,864
      Less accumulated depreciation .....................................          (88,489)          (60,939)
                                                                              ------------      ------------
                                                                                   255,752           213,925
      Deferred financing costs, net .....................................           18,985            20,136
      Advances to parent ................................................              739               908
      Intangible assets:
        Customer relationships ..........................................          201,071           156,567
        Franchise marketing rights ......................................          205,004           158,105
        Noncompete agreements ...........................................           27,475            25,425
        Goodwill ........................................................          109,876           102,261
                                                                              ------------      ------------
                                                                                   543,426           442,358
        Less accumulated amortization ...................................         (128,645)          (96,428)
                                                                              ------------      ------------
                                                                                   414,781           345,930
                                                                              ------------      ------------
              Total assets ..............................................     $    723,773      $    677,688
                                                                              ============      ============

      Liabilities and Stockholder's Equity
      Liabilities:
        Accounts payable ................................................     $      3,894      $      3,254
        Subscriber deposits and unearned income .........................            8,648             6,675
        Other accrued expenses ..........................................           18,184            15,606
        Accrued interest ................................................            7,051            10,676
        Long-term debt, net .............................................          543,012           454,332
        Deferred taxes, net .............................................            8,535            28,965
                                                                              ------------      ------------
              Total liabilities .........................................          589,324           519,508
      Stockholder's equity:
       Common stock:  $.01 par value per share;  1,000 shares authorized,
        issued and outstanding ..........................................               --                --
       Additional paid-in capital .......................................          281,143           267,241
       Accumulated deficit ..............................................         (146,694)         (109,061)
                                                                              ------------      ------------
              Total stockholder's equity ................................          134,449           158,180
                                                                              ------------      ------------
              Total liabilities and stockholder's equity ................     $    723,773      $    677,688
                                                                              ============      ============

                 See notes to consolidated financial statements.

                               Classic Cable, Inc.

                      Consolidated Statements of Operations
                                 (in thousands)
                                   (unaudited)


                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                 SEPTEMBER 30                           SEPTEMBER 30
                                         --------------------------------      --------------------------------
                                              2000              1999               2000                1999
                                         -------------      -------------      -------------      -------------

Revenues ...........................     $      45,416      $      33,105      $     133,841      $      72,391
Operating expenses:
  Programming ......................            13,261              8,845             38,517             19,272
  Plant and operating ..............             4,925              3,645             14,683              8,046
  General and administrative .......             7,009              5,518             20,902             11,273
  Marketing and advertising ........               845                503              2,615                955
  Corporate overhead ...............             1,154              7,406              2,664              9,131
  Depreciation and amortization ....            22,703             14,209             64,845             32,305
                                         -------------      -------------      -------------      -------------
          Total operating expenses..            49,897             40,126            144,226             80,982
                                         -------------      -------------      -------------      -------------
Loss from operations ...............            (4,481)            (7,021)           (10,385)            (8,591)
Interest expense ...................           (13,540)           (10,585)           (41,323)           (21,260)
Other income (expense) .............               470                 95              2,109                110
                                         -------------      -------------      -------------      -------------
 Loss before income taxes and
  extraordinary item ...............           (17,551)           (17,511)           (49,599)           (29,741)
Income tax benefit .................             6,084                 --             17,467                 --
                                         -------------      -------------      -------------      -------------
Loss before extraordinary item .....           (11,467)           (17,511)           (32,132)           (29,741)
Extraordinary loss on
  extinguishment of debt, net
  of taxes of $2,963 in 2000 .......                --             (6,632)            (5,501)            (6,632)
                                         -------------      -------------      -------------      -------------
Net loss ...........................     $     (11,467)     $     (24,143)     $     (37,633)     $     (36,373)
                                         =============      =============      =============      =============



                 See notes to consolidated financial statements.

                               Classic Cable, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)




                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                --------------------------------
                                                                    2000                1999
                                                                -------------      -------------
OPERATING ACTIVITIES
Net loss ..................................................     $     (37,633)     $     (36,373)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Provision for doubtful accounts .......................             2,975                916
    Depreciation ..........................................            27,699             14,471
    Amortization of intangibles ...........................            37,146             17,834
    Amortization of deferred financing costs ..............             1,577                693
    Discount accretion on long-term debt ..................                 2                 43
    Non-cash compensation .................................                --              1,920
    Deferred tax benefit ..................................           (20,430)                --
    Extraordinary loss ....................................             8,464              6,632
    Changes in working capital, net of acquisition amounts:
     Change in accounts receivable ........................            (6,018)            (1,823)
     Change in prepaid expenses and other .................            (3,215)               (98)
     Change in advances to parent .........................               169               (551)
     Change in other accruals and payables ................             5,191             (1,040)
     Change in accrued interest ...........................            (3,625)               618
                                                                -------------      -------------
Net cash provided by (used in) operating activities .......            12,302              3,242

INVESTING ACTIVITIES
Acquisition of cable television systems ...................          (112,845)          (291,942)
Purchases of property, plant and equipment ................           (46,575)           (15,971)
Payments for other intangibles ............................            (2,201)              (425)
                                                                -------------      -------------
Net cash provided by (used in) investing activities .......          (161,621)          (308,338)

FINANCING ACTIVITIES
Proceeds from long-term debt ..............................           225,000            420,500
Repayments of long-term debt ..............................          (136,471)          (187,377)
Financing costs ...........................................            (8,081)           (18,153)
Sales of Common Stock .....................................                --             95,704
Payment of premium on redeemed notes ......................              (660)              (860)
                                                                -------------      -------------
Net cash provided by (used in) financing activities .......            79,788            309,814
                                                                -------------      -------------

Increase (decrease) in cash and cash equivalents ..........           (69,531)             4,718
Cash and cash equivalents at beginning of period ..........            85,855              2,779
                                                                -------------      -------------
Cash and cash equivalents at end of period ................     $      16,324      $       7,497
                                                                =============      =============

Non-cash financing activities:
Non-cash capital contribution from parent .................     $      13,889      $          --




                 See notes to consolidated financial statements.

                               Classic Cable, Inc.
                   Notes to Consolidated Financial Statements
                            As of September 30, 2000


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Classic Cable, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in our Form 10-K.

2. INCOME TAXES

    The effective tax rates for the three and nine months ended September 30, 2000 and September 30, 1999 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

3. STAR ACQUISITION

    In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of Class A Voting Common Stock ("Class A Common Stock") of our parent, Classic Communications, Inc. The purchase was financed from proceeds of our $225 million private debt offering of 10.5% Senior Subordinated Notes due 2010 and available cash. The acquisition was accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in our consolidated financial statements since the date of acquisition.

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


                                          NINE MONTHS ENDED SEPTEMBER 30
                                              2000               1999
                                        ----------------------------------
Revenues............................... $   136,996         $   135,925
Loss before extraordinary item.........     (32,715)            (49,116)
Net loss...............................     (38,216)            (53,209)

    In conjunction with the Star acquisition, a fee for financial advisory services in the amount of $1.3 million was paid to an affiliate of the majority owner of Classic Communications, Brera Classic, in addition to approximately $200,000 for reimbursement of certain related expenses.

4. LONG-TERM DEBT

     Our long-term debt consists of the following as of September 30, 2000 (in thousands):

1999 credit facility:
  Term loan B...........................    $   86,842
  Term loan C...........................        78,158
10.5% Senior Subordinated Notes.........       225,000
9.375% Senior Subordinated Notes........       150,000
9.875% Senior Subordinated Notes........         3,000
Other...................................            12
                                            ----------
                                            $  543,012
                                            ==========

    In February 2000, we issued $225 million of 10.5% Senior Subordinated Notes due 2010. Interest payments on these notes began in September 2000. The proceeds of the offering have been used to fund a portion of the acquisition of Star, repay a portion of the 1999 credit facility and repurchase approximately $36 million of the 9.875% Senior Subordinated Notes due 2008.

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

    The 1999 credit facility was amended in February 2000 and September 2000 to
(a) allow for the Star acquisition, (b) allow for certain transactions related to our tower portfolio, (c) modify some of the covenants in the credit facility,
(d) restructure the term loan A to allow us to reborrow against it through February 2001, subject to certain conditions, and (e) increase the term loan A facility so that an additional $25 million may be made available under that facility. The amendment of the 1999 credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

    The amendments also increased the applicable margins associated with the facility's interest calculations as well as the range of potential quarterly commitment fees. The quarterly commitment fees can range from 0.375% to 0.750% per annum on the unused loan commitments.

    The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The Subsidiary Guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the New Notes on a joint and several basis. The Subsidiary Guarantors comprise all of the direct and indirect subsidiaries of the Company, other than inconsequential subsidiaries. The Company has not presented separate financial statements and other disclosures concerning each Subsidiary Guarantor because management has determined that such information is not material to investors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction H to Form 10-Q, except as noted below.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

     Revenues increased $12.3 million, or 37%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. The Buford Group acquisition added approximately 170,000 subscribers in July 1999 and the Star acquisition added approximately 57,000 subscribers in February 2000. There was a rate increase of approximately 6% affecting approximately two-thirds of our customers in February 2000, resulting in an increase in basic revenues per subscriber of 5% from $30.10 to $31.66 period to period. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

     Operating expenses increased $9.8 million, or 24%, in 2000. Programming expenses increased $4.4 million due to increases in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $2.8 million, or 30%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Depreciation and amortization expense in 2000 was $22.7 million, an increase of $8.5 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $3.0 million, or 28%, in 2000. This increase is primarily the result of the debt issued in conjunction with the July 1999 Buford Group acquisition and the February 2000 Star acquisition.

     Other income increased $0.4 million in 2000. This increase is primarily the result of increased interest income on cash reserves.

     The income tax benefit was $6.1 million in 2000. No tax benefit was recognized in 1999. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     In 1999, we redeemed a portion of our outstanding 9.875% senior subordinated notes due 2008, which resulted in an extraordinary loss from the early extinguishment of debt equal to $6.6 million.

     As a result of the above described fluctuations in our results of operations, the net loss of $11.5 million in 2000 decreased by $12.7 million, as compared to the net loss of $24.1 million in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

     Revenues increased $61.5 million, or 85%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. Rate increases resulted in an increase in basic revenues per subscriber of 5% from $29.69 to $31.15 period to period.

     Operating expenses increased $63.2 million, or 78%, in 2000. Programming expenses increased $19.2 million due to increases in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $16.3 million, or 84%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Depreciation and amortization expense in 2000 was $64.8 million, an increase of $32.5 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $20.1 million, or 94%, in 2000. This increase is primarily the result of the debt issued in conjunction with the July 1999 Buford Group acquisition and the February 2000 Star acquisition.

     Other income increased $2.0 million in 2000. This increase is primarily the result of increased interest income on cash reserves.

     The income tax benefit was $17.5 million in 2000. No tax benefit was recognized in 1999. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes). In 1999, we redeemed a portion of our outstanding 9.875% senior subordinated notes due 2008, which resulted in an extraordinary loss from the early extinguishment of debt equal to $6.6 million.

     As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in 2000, the net loss of $37.6 million in 2000 increased by $1.3 million, as compared to the net loss of $36.4 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the nine months ended September 30 increased $9.1 million from period to period. Cash used in investing activities decreased $146.7 million to $161.6 million, driven primarily by the Buford acquisition. Cash provided by financing activities decreased $230.0 million to $79.8 million. Earnings before interest, taxes, depreciation and amortization, or EBITDA, increased 130% or $30.7 million to $54.5 million due primarily to the acquisition of cable systems in 2000 and 1999. EBITDA for 1999 has been reduced by non-cash operating charges consisting of compensation on stock awards and acquisition related compensation expenses incurred in connection with the Buford acquisition of $7.4 million. Without the non-cash operating charges, EBITDA for the nine months ended September 30, 1999 would have been $31.1 million. EBITDA is presented because we believe it is a widely accepted financial indicator of a company's ability to incur and service debt. We believe that EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for dividends, reinvestment or other discretionary uses and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA as presented may not be comparable to similarly titled measures presented by other companies.

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

     In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star, which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of Classic Communications Class A Common Stock.

     In February 2000, we completed a private offering of $225 million of 10.5% Senior Subordinated Notes due 2010. The proceeds of the offering were used to fund a portion of the Star acquisition, repay approximately $100 million of indebtedness under our senior credit facility and repurchase approximately $36 million of our 9.875% Senior Subordinated Notes due 2008.

     In February 2000 and September 2000, we entered into amendments to our senior credit facility which (1) allowed for the offering of the 10.5% Senior Subordinated Notes and the Star acquisition, (2) allowed for certain transactions related to our tower portfolio, (3) modified some of the covenants in the credit facility to provide us with more flexibility (i.e., maximum total debt ratio, total interest coverage ratio, maximum capital expenditures, limitations on investments, permitted acquisitions and lines of business), (4) restructured the term loan A facility so that following a prepayment in full of the term loan A facility, and subject to certain additional conditions, we have the ability to reborrow in one or more advances under the term loan A facility until February 10, 2001 and (5) increased the term loan A facility so that an additional $25 million may be made available under that facility.

     All of our debt is fully and unconditionally guaranteed by our wholly owned direct subsidiaries on a joint and several basis. There are presently no restrictions on the ability of these subsidiaries to make distributions to us.

INTANGIBLES

     We have recorded net intangible assets of $414.8 million, 57.3% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

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

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:


     Exhibit Number    Exhibit

         10.1          -- Employment Agreement dated as of April 24, 2000 by and
                          between Classic Communications, Inc., Classic Cable, Inc. and Dale R. Bennett.

         10.2          -- Amendment and Waiver No. 3 to the Amended and Restated
                          Credit Agreement dated September 29, 2000 among Classic Cable, Inc., as Borrower, the Lenders Parties thereto, Goldman Sachs Credit Partners, L.P., as Lead Arranger and Syndication Agent, and The Chase Manhattan Bank, as Documentation Agent, and Union Bank of California, N.A., as Administrative Agent.

         27            -- Financial Data Schedule

     (b)  Reports on Form 8-K.

          None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CLASSIC CABLE, INC.


Date: November 13, 2000                  /s/ STEVEN E. SEACH
                                         --------------------------------------
                                         Steven E. Seach
                                         President and Chief Financial Officer

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER              EXHIBIT
    ------              -------
      10.1  -- Employment Agreement dated as of April 24, 2000 by and between
               Classic Communications, Inc., Classic Cable, Inc. and Dale R.
               Bennett.

      10.2  -- Amendment and Waiver No. 3 to the Amended and Restated Credit
               Agreement dated September 29, 2000 among Classic Cable, Inc., as
               Borrower, the Lenders Parties thereto, Goldman Sachs Credit
               Partners, L.P., as Lead Arranger and Syndication Agent, and The
               Chase Manhattan Bank, as Documentation Agent, and Union Bank of
               California, N.A., as Administrative Agent.

      27    -- Financial Data Schedule