Form 10-K
period 2000-12-31
CLASSIC CABLE INC
filed 2001-04-17
CIK 1069604

                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

        {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000
                                       OR

        { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        Commission file number 333-63643

                              [CLASSIC CABLE LOGO]

                               CLASSIC CABLE, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                             74-2750981
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                6151 PALUXY ROAD, BUILDING A, TYLER, TEXAS 75703
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (903) 581-2121

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

                                 Yes {X} No { }

                        --------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. { }

                           --------------------------

As of March 23, 2001, there were 1,000 shares of Common Stock outstanding.

                           --------------------------

The Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               CLASSIC CABLE, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                     PART I

Item 1     Business.............................................................   3
Item 2     Properties...........................................................  18
Item 3     Legal Proceedings....................................................  18
Item 4     Submission of Matters to a Vote of Security Holders..................  19

                                     PART II
Item 5     Market for the Registrant's Common Stock and Related Stockholder
           Matters..............................................................  19
Item 6     Selected Financial Data..............................................  19
Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations................................................  19
Item 8     Financial Statements and Supplementary Data..........................  29
Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.................................................  29

                                    PART III
Item 10    Directors and Executive Officers of the Company......................  29
Item 11    Executive Compensation...............................................  29
Item 12    Security Ownership of Certain Beneficial Owners and Management.......  29
Item 13    Certain Relationships and Related Transactions.......................  29

                                     PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K......  29

SIGNATURES .....................................................................  37

                           --------------------------

This Annual Report on Form 10-K is for the year ending December 31, 2000. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Classic," "we," "us" and "our" refer to Classic Cable, Inc. and its subsidiaries.

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

-    statements regarding future financing transactions;

- statements regarding our plans to obtain waivers and amendments to our current financing arrangements;

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

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

We are a cable operator focused on non-metropolitan markets in the United States. In pursuing our business strategy, we have focused our efforts, including acquisitions, on cable television systems in non-metropolitan markets and have sought to build geographic clusters of these systems. Because of poor reception of broadcast television signals, customers often use cable television service in these markets to receive a full complement of off-air broadcast stations, such as ABC, NBC, CBS, and FOX. In addition, there are typically fewer competitive entertainment alternatives in these markets.

We are building a regional platform for the delivery of digital cable and high-speed Internet access to the homes and businesses of our customers. We believe that our strategy combines the attractive characteristics of the non-metropolitan cable market segment with the growth opportunity of broadband services and the Internet.

As of December 31, 2000, our consolidated cable operations served approximately 386,000 basic subscribers and passed approximately 710,000 homes in the United States.

We are a wholly owned subsidiary of Classic Communications, Inc. ("CCI"). Our principal executive offices are located at 6151 Paluxy Road, Building A, Tyler, Texas 75703. Our telephone number is (903) 581-2121, and our Internet website is www.classic-cable.com. The information on our website is not a part of this report.

OUR STRATEGY

FOCUS ON ATTRACTIVE NON-METROPOLITAN MARKETS

We have followed a systematic approach to acquiring, consolidating, operating and developing cable television systems based on the primary goal of increasing our operating cash flow while maintaining the quality of our services. Our business strategy is to focus on serving growing non-metropolitan communities in the United States.

CLUSTERING OF CABLE SYSTEMS

Historically, we have sought to acquire cable television systems in communities that are in close geographic proximity to other cable television systems owned or managed by us in order to maximize the economies of scale and operating efficiencies associated with "clusters" of systems. We have created clusters of cable television systems around these markets and believe that clustering cable systems provides significant operating and cost advantages.

INCREASE THE REVENUE-GENERATING CAPACITY OF OUR CABLE PLANT

Through our capital improvement program, we plan to upgrade our cable plant aggressively and systematically utilize cost-effective and appropriate technology for the market served. These upgrades include:

        -   Upgrades to a 450-550 MHz bandwidth capacity in selected systems;

        - The deployment of digital compression services such as Headend in The Sky(R), known as HITS, a digital compression service developed by National Digital Television Center, Inc.;

        - The deployment of Hits to the Home, a medium power satellite digital service developed by National Television Center, Inc.;

        -   The deployment of fiber optic cable; and

        -   The consolidation of headends.

We seek to benefit from the capital improvement program by generating additional revenue from:


        -   Expanded tiers of basic programming;

        -   Multiplexed premium services;

        -   Pay-per-view movies and events;

        -   Digital music;

        -   On-screen navigators;

        -   Home shopping services;

        -   High-speed data services;

        -   Internet access; and

        -   Advertising.

IMPLEMENT OUR BROADBAND SERVICES

DIGITAL SERVICES. Depending on the size of the system, we offer or intend to offer digital video services through either a digital headend or through a direct-to-home solution. In larger systems, we provide enhanced digital video in our upgraded and certain other systems using HITS. HITS enables us to deliver video services such as:

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

SALE OF CERTAIN ASSETS. We believe that our business objectives could be furthered by the sale or exchange of certain of our small cable systems and, possibly, a limited number of selected other systems. Additionally, we are considering the value of selling or leasing all or part of our communications towers, which are located throughout our nine state service area.

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

MARKETING

Our marketing programs and campaigns are based upon a variety of cable services creatively packaged and tailored to appeal to our different markets and segments within each market. We routinely survey our customer base to ensure that we are meeting the demand of promotional campaigns and staying abreast of our competition in order to counter competitors' promotional campaigns effectively. We use a coordinated array of marketing techniques to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events typically sponsored by programming services and cross-channel promotion of new services and pay-per-view.

CUSTOMER RATES

Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided and competitive factors. At December 31, 2000 our monthly full basic service rates for residential customers ranged from $9.96 to $36.88 and per-channel premium service rates, not including special promotions, ranged from $5.00 to $10.95 per service.

A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge monthly fees for converters and remote control tuning devices. In addition, we also charge administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge but may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees. Multiple dwelling unit accounts may be offered a bulk rate in exchange of single-point billing and basic service to all units.

In addition to customer fees, we derive modest revenues from the sale of local spot advertising time on locally originated and satellite-delivered programming. We also derive modest revenues from affiliations with home shopping services, which offer merchandise for sale to customers and compensate system operators with a percentage of their sales receipts.

We also derive revenue from the sale of programming featuring movies and special events to customers on a pay-per-view basis. We believe that we will be able to further increase our pay-per-view penetration rates and revenue as we continue to deploy addressable technology in upgraded systems and in systems where we launch digital service.

While we plan to offer advanced telecommunications services in certain of our cable systems, we anticipate that monthly customer fees derived from multi-channel video services will continue to constitute the large majority of our total revenues for the foreseeable future.

GENERAL DEVELOPMENTS

REORGANIZATION

In the fourth quarter of 2000, we initiated a plan to streamline our field operations and to consolidate all corporate and administrative functions of the Company at our Tyler, Texas office. This plan included the closing of the Plainville, Kansas call center (move to Tyler completed April 2001) and the Austin, Texas corporate office (move completed to Tyler February 2001). Other functions are expected to be consolidated in Tyler by the end of the third quarter 2001. In conjunction with the plan, we accrued and charged to corporate overhead in the fourth quarter of 2000 $1.1 million of termination benefits relating to approximately 200 employees. The affected employees are primarily in administrative functions in office locations that are being closed during 2001, including Plainville and Austin. In addition, certain levels of operations management were eliminated. No employees had been terminated as of December 31, 2000 and, consequently, no amounts were paid out in 2000 nor were there other adjustments to the accrued benefits. Other costs associated with the plan incurred in the fourth quarter of 2000, amounted to $0.9 million.
Costs incurred in 2001 related to the plan are not expected to be significant.

STAR ACQUISITION

In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of CCI's Class A Voting Common Stock ("Class A Common Stock").

DEBT OFFERING

In January 2000, CCI redeemed all outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes. This resulted in an extraordinary loss for CCI of $13.3 million ($9.3 million, net of taxes).

In February 2000, we issued $225 million of 10.5% Senior Subordinated Notes due 2010. Interest payments on these notes began in September 2000. The proceeds of the offering were used to fund a portion of the acquisition of Star, repay a portion of indebtedness under our senior credit facility and repurchase approximately $36 million of our 9.875% Senior Subordinated Notes due 2008.

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

The 1999 credit facility was amended in February 2000 and September 2000 to (a) allow for the Star acquisition, (b) allow for certain transactions related to Cable's tower portfolio, and (c) modify some of the financial covenants in the credit facility. The amendment of the 1999 credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

The amendments also increased the applicable margins associated with the facility's interest calculations as well as the range of potential quarterly commitment fees. The quarterly commitment fees can range from 0.375% to 0.750% per annum on the unused loan commitments.

See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for further information.

INITIAL PUBLIC OFFERING

In December 1999, CCI completed an initial public offering of 7,250,000 shares of its Class A Common Stock, raising approximately $168.9 million of net proceeds in the offering. It used the net proceeds from the offering to pay offering expenses and to redeem all of its outstanding 13.25% senior discount notes. CCI contributed the remainder of the proceeds, approximately $83.5 million, to us, which we used for general business purposes, including financing part of the Star acquisition.

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

THE BRERA CLASSIC EQUITY INVESTMENT

In connection with the Buford acquisition, CCI received $100 million from Brera Classic, LLC, $3.3 million of which was paid to Brera Classic pursuant to management and advisory fee agreements, and $750,000 of which was paid to Brera Classic to reimburse Brera Classic for certain of its fees and expenses incurred in connection with the Brera Classic equity investment. This equity investment was financed through the sale of CCI common stock to Brera Classic. The net proceeds were contributed to us.

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

Cable television systems generally operate pursuant to franchises granted on a nonexclusive basis, so that more than one cable television system may be built in the same area, known as an "overbuild," with potential loss of revenue to the operator of the original system. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded to us. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. Although a private competitor ordinarily would seek a franchise from a local jurisdiction, municipalities have built and operated their own systems. Overbuilds historically have been relatively rare, as constructing and developing a cable television system is capital-intensive, and it is difficult for the new operator to gain a marketing advantage over the incumbent operator. We currently have seven systems in an overbuild situation passing approximately 8,220 homes.

In recent years, the FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite-to-satellite dishes as small as 18 inches located on customer premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems provide movies, broadcast stations, and other program services comparable to those of cable television systems. DBS systems can also provide high speed Internet access. DBS service can be received anywhere in the continental United States through installation of a small rooftop or side- mounted antenna. This technology has the capability of providing more than 100 channels of programming over a single high-powered satellite with significantly higher capacity if multiple satellites are placed in the same orbital position. DBS is currently being heavily marketed on a nationwide basis by two DBS providers. DBS providers are significant competition to cable service providers, including us.

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

EMPLOYEES

At December 31, 2000, Classic had approximately 970 employees. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

The 1996 Telecom Act required the FCC to implement numerous rulemakings, some of which are still subject to court challenges. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect our operations. This section briefly summarizes certain of the key laws and regulations currently affecting the growth and operation of our cable systems.

CABLE RATE REGULATION

The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions not typically satisfied in the current marketplace.

Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government, or PEG access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

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

CABLE ENTRY INTO TELECOMMUNICATIONS

The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. There have been several conflicting and inconclusive federal court decisions that addressed the issues of lawful "management of the right-of-ways" and "competitively neutral compensation," but some doubt remains. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs argue they can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001 if the cable operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator's provision of Internet service does not affect the favorable pole rates but a recent decision by the Eleventh Circuit Court of Appeals disagreed and suggested that Internet traffic is neither cable service nor telecommunications service and might leave cable attachments that carry Internet traffic ineligible for federal protections. This decision could lead to substantial increases in pole attachment rates, and certain utilities have already proposed vastly higher pole attachment rates based in part on the existing court decision. The United States Supreme Court is now reviewing this decision, the Eleventh Circuit mandate has been stayed pending Supreme Court action, and a number of cable operators are challenging certain increased pole attachment rates at the FCC.

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. This requires, for example, that the incumbent local telephone company must allow new competing telecommunications providers to connect to the local telephone distribution system. In a January 1999 decision, the United States Supreme Court upheld the FCC's authority to adopt interconnection pricing rules, but a number of implementation details are subject to ongoing regulatory and judicial review.

CABLE SYSTEMS PROVIDING INTERNET SERVICE

Although there is at present no significant federal regulation of cable system delivery of Internet services and the FCC recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide nondiscriminating access to unaffiliated Internet service providers and online service providers. The Federal Trade Commission and the FCC recently imposed certain open access requirements on Time Warner and AOL in connection with their merger, but those requirements are not applicable to other cable operations. Additionally, some local franchising authorities have imposed mandatory Internet access requirements on cable operators, although there are conflicting court decisions regarding the legality of such actions. Numerous other franchise authorities are considering imposing similar requirements, either during transfer or renewal processes or by promulgating regulations pursuant to their general franchise authority. Finally, several states are considering legislation that would require mandatory access for unaffiliated Internet service providers. Some large cable systems have committed to provide such access in the future. These developments could, if they become widespread, burden the capacity of cable systems and complicate and delay plans for providing Internet service.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

The 1996 Telecom Act allows telephone companies to compete directly with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. We currently have telephone overbuilds in six systems passing approximately 5,180 homes.

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

CABLE TELEVISION OWNERSHIP RESTRICTIONS

Recently, the U.S. Court of Appeals for the D.C. Circuit overturned the FCC's limits on horizontal and vertical cable ownership. The FCC's horizontal ownership rule had imposed a 30% limit on the number of multi-channel video subscribers nationwide that may be served by any one cable operator. The vertical ownership rule had imposed a separate 40% limit on the number of channels that a cable system could devote to programming supplied by affiliated entities. The Court found that the Commission's specific rules (i.e., the 30% and 40% figures) were not sufficiently justified and thus the FCC had overstepped its statutory authority. At this time, it is uncertain what new ownership restrictions the FCC will adopt.

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

MUST CARRY/RETRANSMISSION CONSENT

The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. In addition, local non-commercial stations are given must carry rights, and retransmission consent must be obtained to carry "distant" broadcast stations, except for certain "superstations." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on our business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations.

ACCESS CHANNELS

LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and government ("PEG") access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (up to 15%) for commercial leased access by unaffiliated third parties. The FCC's rules regulate the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited.

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

ACCESS TO PROGRAMMING

To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. In particular satellite video programmers affiliated with cable operators cannot favor cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to cable companies. Both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming and video programmers who are not affiliated with cable operators to all program access requirements.

INSIDE WIRING; SUBSCRIBER ACCESS

The FCC's rules require an incumbent cable operator, upon expiration of a multiple dwelling unit service contract, to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antennas on rental property within the exclusive use of a tenant, such as balconies and patios. This FCC ruling may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it more difficult for us to provide service in multiple dwelling unit complexes.

OTHER REGULATIONS OF THE FCC

In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

- equal employment opportunity (currently stayed as a result of a judicial ruling);

-    subscriber privacy;

-    programming practices, including, among other things:

        (1) syndicated program exclusivity, which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights;

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

-    emergency alert systems;

-    pole attachments; and

-    franchise transfers.

The FCC regulations require that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in which began July 1, 2000, during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect our ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

Our cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates most pole attachment rates under the federal Pole Attachment Act except for utility poles of municipal or cooperative owned utilities or in states that have certified to the FCC that the state will regulate such pole attachments.

At December 31, 2000, our cable systems were located in Texas, Arkansas, Oklahoma, Louisiana, Missouri, Kansas, Colorado, Nebraska, New Mexico and Ohio. We own or lease parcels of real property throughout our region of operations for signal reception sites, such as antenna towers and headends, microwave complexes and business offices, including our principal executive offices. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our respective properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ABSENCE OF A TRADING MARKET

Our common stock is not publicly traded. Therefore, there is no established public trading market for the common stock, and none is expected to develop in the foreseeable future.

HOLDER

All of our shares of common stock, $0.01 par value, are owned by CCI.

DIVIDENDS

None.

ITEM 6. SELECTED FINANCIAL DATA

Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "anticipates," "considering," "believe," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2000, 1999 and 1998.

OVERVIEW

We do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

We have experienced significant growth in recent years primarily through strategic acquisitions. Since July 1999, we more than doubled with the acquisitions of Buford Group, Inc., adding approximately 170,000 basic subscribers in July 1999, and Star Cable Associates, adding approximately 57,000 basic subscribers in February 2000. In the past, cash requirements for acquisitions and capital expenditures have been provided primarily through our financing activities.

In order to fund these acquisitions and our capital expenditure programs, we and our parent, CCI, have raised a significant amount of funds through the sale of debt and equity securities and bank borrowings. CCI raised approximately $261 million in net proceeds from the sale of $100 million of common stock to Brera Classic, LLC in July 1999 and the sale of approximately $181 million of common stock in its initial public offering in December 1999. Since July 1999, we have increased our outstanding indebtedness to approximately $559 million as of December 31, 2000 through the sale (including associated debt repurchases) of $150 million of 9.375% senior subordinated notes due 2009 and $225 million of 10.5% senior subordinated notes due 2010 and borrowings under our senior credit facility of approximately $182 million as of December 31, 2000. See BUSINESS--GENERAL DEVELOPMENTS above for a more detailed description of these acquisition and financing activities.

GENERAL

REVENUES. Revenues are primarily attributable to monthly subscription fees charged to subscribers for our basic, premium and digital cable television product offerings. Basic revenues consist of monthly subscription fees for all services, other than digital services and premium programming, as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per channel basis. Digital revenues consist the incremental revenues over and above our full basic revenues for digital based programming. In addition, other revenues are derived from:

        - Installation and reconnection fees charged to basic subscribers to commence or reinstate service;

        -   pay-per-view charges;

        -   late payment fees;

        -   advertising revenues; and

        - commissions related to the sale of merchandise by home shopping services.

At December 31, 2000, our collective systems served approximately 386,000 basic subscribers, 221,000 premium subscribers and 22,000 digital subscribers. We have a basic penetration rate of approximately 54%, a premium penetration rate of approximately 57% and a digital penetration rate of approximately 8%. The table below sets forth the percentage of our total revenues attributable to the various sources for the year ended December 31, 2000:

                                           YEAR ENDED
                                          DECEMBER 31,
                                              2000
                                          ------------
              Basic                             82%
              Premium                           10%
              Digital                            1%
              Data                               -%
              Other                              7%
                                          ------------
              Total revenues                   100%
                                          ============

OPERATING EXPENSES. Our operating expenses consist primarily of (a) programming fees, (b) plant and operating costs, (c) general and administrative expenses,
(d) marketing costs, (e) corporate overhead, and (f) amortization and depreciation of intangible assets and property, plant and equipment. Programming fees have historically increased at rates in excess of inflation due to system acquisitions and internal growth, as well as increases in the number, quality and cost of programming services offered by us. Plant and operating costs include expenses related to wages and employee benefits of technical personnel, electricity, systems supplies, vehicles and other operating costs. General and administrative expenses include wages and employee benefits for customer service, accounting and administrative personnel, franchise fees and expenses related to billing, payment processing, and office administration. Corporate overhead consists primarily of expenses incurred by our executive management, which are not directly attributable to any one system.

NET LOSSES. The high level of depreciation and amortization associated with our acquisitions and capital expenditures related to continued construction and upgrading of the current systems, together with interest costs related to our financing activities, have contributed to our net losses.

EBITDA. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

EBITDA is included herein because our management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

ACTUAL RESULTS OF OPERATIONS


                                                               2000             1999
                                                            ----------       ----------
STATEMENT OF OPERATIONS DATA:
Revenues .............................................      $  182,349       $  114,405
Operating expenses:
    Programming ......................................          56,541           32,901
    Plant and operating ..............................          20,052           12,744
    General and administrative .......................          26,563           17,126
    Marketing and advertising ........................           3,673            1,929
    Corporate overhead ...............................           5,836            9,721
    Depreciation and amortization ....................          88,524           51,484
                                                            ----------       ----------
Total operating expenses .............................         201,189          125,905
                                                            ----------       ----------
Loss from operations .................................         (18,840)         (11,500)
Interest expense .....................................         (55,743)         (31,201)
Other Income .........................................           2,710              605
                                                            ----------       ----------
Loss before income taxes and extraordinary item ......         (71,873)         (42,096)
Income tax benefit ...................................          26,002           10,128
                                                            ----------       ----------
Loss before extraordinary item .......................         (45,871)         (31,968)
Extraordinary loss on extinguishment of debt, net
of taxes .............................................          (5,501)          (4,093)
                                                            ----------       ----------
Net loss .............................................      $  (51,372)      $  (36,061)
                                                            ==========       ==========


The following discussion pertains to our results of operations and financial condition for the years ended December 31, 2000, 1999 and 1998.

2000 VS. 1999
Revenues increased $67.9 million, or 59%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. The Buford acquisition added approximately 170,000 subscribers in July 1999 and the Star acquisition added approximately 57,000 subscribers in February 2000. There was a rate increase of approximately 6% affecting approximately two-thirds of our customers in February 2000, resulting in a year to year increase in basic revenues per subscriber of 3% from $30.18 to $31.07. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

Operating expenses increased $75.3 million, or 60%, in 2000. Programming expenses increased $23.6 million due to the continued escalation in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $16.7 million, or 56%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Corporate overhead decreased from $9.7 million to $5.8 million as a result of the assimilation of our acquisitions from 1999 to 2000. Depreciation and amortization expense in 2000 was $88.5 million, an increase of $37.0 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

Interest expense increased $24.5 million, or 79%, in 2000. This increase is primarily the result of the debt issued in conjunction with the Buford acquisition and the Star acquisition.

Other income increased $2.1 million in 2000. This increase is primarily the result of increased income on cash reserves.

The income tax benefit increased $15.9 million in 2000. The pretax loss increased in 2000 and the effective tax rate increased from 24.1% to 36.2% for 2000. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes). In 1999, we redeemed a portion of our outstanding 9.875% senior subordinated notes due 2008, which resulted in an extraordinary loss from the early extinguishment of debt equal to $6.6 million.

As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in connection with the 2000 and 1999 refinancing of debt, the net loss of $51.4 million in 2000 increased by $15.3 million, as compared to the net loss of $36.1 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The cable television industry is a capital intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Historically, we have funded our working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long- and short-term borrowings and equity contributions. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

For the years ended December 31, 1999 and 2000, cash provided by operating activities totaled $17.4 million and $33.8 million, respectively; cash used for investing activities totaled $325.5 million (including $300 million related to the Buford acquisition) and $195.4 million (including $111 million related to the Star acquisition), respectively. The Company's aggregate outstanding borrowings as of December 31, 2000 were $559 million.

For years ended December 31, 1999 and 2000, EBITDA totaled $40.0 million and $69.7 million, respectively. The increase in EBITDA from 1999 to 2000 was due primarily to the acquisition of cable systems in 1999 and 2000. EBITDA for 2000 and 1999 has been reduced by non-cash operating charges and non-recurring expenses consisting of (a) non-cash compensation on stock awards in both 2000 and 1999, (b) acquisition related compensation expenses incurred in connection with the 1999 Buford acquisition, and (c) non-recurring costs incurred in conjunction with the 2000 reorganization of the Company, primarily consisting of accrued severance costs. Excluding these charges, EBITDA for 1999 and 2000 would have been $47.4 million and $71.9 million, respectively.

Capital expenditures (excluding the Buford and Star acquisitions) for the years ended December 31, 1998, 1999 and 2000 were approximately $13.8 million, $32.9 million and $80.0 million (not including approximately $13.9 million in related inventory as of December 31, 2000), respectively.

This increase was primarily due to cable plant rebuilds and upgrades to expand our digital product offerings.

Our capital improvement plan contemplates the investment of approximately $197.0 million over the next four fiscal years as follows:

        - $71.0 million to establish a technical standard of 450-550 MHz bandwidth capacity in cable television systems serving approximately 72% of our basic subscribers and for the consolidation of headends;

        - $85.0 million for ongoing maintenance and replacement, installations and extensions to t he cable plant related to customer growth; and

        - $41.0 million for the purchase of additional addressable converters and headend equipment to support the deployment of digital services.

The Company expects to incur approximately $56.0 million in capital expenditures in 2001.

In July 1999, we issued $150 million of 9.375% senior subordinated notes due 2009 concurrently with our entry into the 1999 credit facility totaling $450 million, as amended. These transactions, along with $100 million in proceeds from a sale of CCI stock to Brera Classic, were utilized to purchase Buford, repay our previous credit agreement and pay the fees and expenses of these transactions.

In December 1999, CCI completed an initial public offering of 7,250,000 shares of its Class A common stock, raising approximately $168.9 million of proceeds in the offering. It used the proceeds from the offering to pay offering expenses and to redeem all of its outstanding 13.25% senior discount notes. CCI contributed the remainder of the proceeds, approximately $83.5 million, to us, which we used for general business purposes, including financing part of the Star acquisition.

In January 2000, CCI redeemed all outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes.

In February 2000, one of our subsidiaries purchased substantially all of the assets of Star Cable Associates, which operated cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of CCI Class A common stock.

In February 2000, we issued $225 million of 10.5% senior subordinated notes due 2010. The proceeds of the offering were used to fund a portion of the acquisition of Star, repay a portion of indebtedness under our senior credit facility and repurchase approximately $36 million of our 9.875% senior subordinated notes due 2008.

In February 2000, we amended and received waivers with respect to our senior credit facility. The amendments and waivers were necessary to complete the acquisition of Star, to restructure the Term A loans under the senior credit facility and to increase the amount available under the senior credit facility by $25 million.

In September 2000, we further amended the senior credit facility. Among other things, the amendment modified the Maximum Total Debt Ratio, the Maximum Senior Debt Ratio and the Total Interest Coverage Ratio covenants as well as the definition of Operating Cash Flow for the period ending December 31, 2000 to allow for the add back of up to $3 million in expenses to the definition of "Operating Cash Flow" for purposes of calculating compliance with such covenants. The amendment also increased the applicable margins associated with the senior credit facility's interest calculations and the quarterly commitment fees. The quarterly commitment fees now range from 0.375% to 0.750% per annum on the unused loan commitment. At the same time, the senior lenders waived restrictions on certain transactions relating to sales of our tower portfolio. The waiver granted to us to complete a sale lease back of our tower assets expired as of March 31, 2001. The amendment to the senior credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

As of December 31, 2000, the Company had outstanding indebtedness of $559 million. In February 2001, we borrowed an additional $19.5 million on our revolver. As of March 31, 2001, we had $578.5 million of indebtedness outstanding.

All of our debt is fully and unconditionally guaranteed by our wholly owned direct and indirect subsidiaries on a joint and several basis. There are presently no restrictions on the ability of these subsidiaries to make distributions to us.

We have debt service requirements increasing from approximately $58 million in 2001 to $60 million in 2002 and remaining at this level through 2006.

Debt covenants dictate that we maintain certain ratios related to debt balances and operating results in addition to limiting the amount that can be used for capital expenditures. As discussed below, our ability to meet these covenants in 2001 will most likely require an amendment to our senior credit facility.

We have not generated earnings sufficient to cover fixed charges, however, in the past we have generated cash and obtained financing sufficient to meet our debt service, working capital, capital expenditure and acquisition requirements. In light of our existing fixed charges requirements and capital expenditure plan, we will be required to obtain additional financing or complete certain asset transactions to be able to generate funds sufficient to service our obligations and continue our current business plan. There can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Despite prior amendments and waivers to the financial covenants in the senior credit facility, we expect that additional changes to the covenants will be necessary. We are in the process of negotiating with our senior lending group to obtain both an amendment and certain waivers to the current senior credit facility. These amendments will likely result in, among other matters, the termination of our unused revolving loan commitment; a significant shortening of the maturity dates for our revolving loans and term loans; and a resetting of our financial covenants for a time period that may not extend beyond December 31, 2001. If the financial covenants are not reset or compliance with the covenants is not waived, particularly with respect to the total debt to operating income ratio, we could default under the senior credit facility. If such default were to occur, the lenders could take actions that would adversely impact the liquidity, financial condition and results of operations, including accelerating the amounts due under the credit facility and causing cross-defaults under our public indentures. If our debt were accelerated under the current senior credit agreement, we would not have sufficient liquidity to meet our obligations as they become due. Accordingly, we would be required to refinance all or a portion of our indebtedness on or before maturity. In such event, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

In light of our current liquidity position and the ongoing negotiation with our senior lenders, we are diligently working to arrange up to a maximum of $148.5 million of new senior debt financing. This new senior debt financing will require the prior approval of our senior lending group, which we have not yet obtained. In connection with this fund raising effort, we have had discussions with our parent's largest stockholder, Brera Classic, LLC, with respect to a potential commitment to provide approximately $35 million of this new senior facility. We are also considering other alternatives to improve our liquidity position, including the sale of certain of our small cable systems which would also require waivers or amendments to the senior credit facility.

If we are unable to arrange additional financing or improve our liquidity position by some other means, there is serious doubt that we will be able to continue our operations as they are currently conducted. Such events would materially and adversely affect our business, financial condition and results of operations and could require we sell significant assets or discontinue certain operations.

As set forth in footnote 2 to the financial statements, the financial statements contained in this report have been prepared on a "going concern" basis, which contemplates continuity of operations, the realization of assets and the payment of liabilities in the ordinary course of business. Because of our current liquidity position and because we have not yet obtained waivers or completed an amendment to the senior credit facility, PricewaterhouseCoopers LLP, our independent accountants, have issued an audit opinion with respect to our 2000 financial statements which includes a qualification that raises substantial doubts about our ability to continue as a going concern in conjunction with its year end audit of the Company's financial statements.

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

During the year ended December 31, 2000, Collars with an aggregate notional amount of $75 million were outstanding. No other instruments were outstanding during the year.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2000 (dollars in millions):

                                                       EXPECTED MATURITY DATE                                         VALUE AT
                                 2001         2002        2003        2004        2005     THEREAFTER     TOTAL      12/31/2000
                                ------       ------      ------      ------      ------    ----------     ------     ----------
DEBT:
FIXED RATE                      $            $   --      $   --      $   --      $   --      $378.0       $378.0       $214.5
AVERAGE INTEREST RATE              0.0%         0.0%        0.0%        0.0%        0.0%       10.0%        10.0%

VARIABLE RATE                   $  0.5       $  1.9      $  1.9      $  1.9      $  1.9      $172.9       $181.0       $181.0
AVERAGE INTEREST RATE             10.0%        10.0%       10.0%       10.0%       10.0%       10.0%        10.0%

INTEREST RATE INSTRUMENTS:
COLLAR                          $ 75.0                                                                    $ 75.0       $   --
AVERAGE CAP RATE                   8.3%                                                                      8.3%
AVERAGE FLOOR RATE                 5.5%                                                                      5.5%

The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2000, plus the borrowing margin in effect for each credit facility at December 31, 2000. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program; their incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not significant.

INTANGIBLES

We have recorded net intangible assets of $402 million, 54% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

RISK FACTORS

WE HAVE HAD A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO REPORT NET LOSSES FOR THE FORESEEABLE FUTURE.

We have grown rapidly and have a limited history of operating our current cable systems, which may make it difficult for you to evaluate our performance. We acquired a substantial portion of our operations in early 1999 and 2000. In addition, the Star and Buford acquisitions more than doubled the number of subscribers served by our cable systems. As a result, you have limited information upon which to evaluate our performance in managing our current cable systems, and our historical financial information may not be indicative of the future results we can achieve with our cable systems.

WE HAVE SUBSTANTIAL EXISTING DEBT AND MAY INCUR SUBSTANTIAL ADDITIONAL DEBT, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING IN THE FUTURE AND REQUIRE OUR OPERATING SUBSIDIARIES TO APPLY A SUBSTANTIAL PORTION OF THEIR CASH FLOW TO DEBT SERVICE.

Our total debt as of December 31, 2000 was approximately $559 million. Our interest expense for the year ended December 31, 2000 was $56 million.

This high level of debt and our debt service obligations could have material consequences, including:

        - we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

        - we may need to use a large portion of our revenues to pay interest on borrowings under the senior credit facility and our senior subordinated notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

        - some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

        - we may be more vulnerable to economic downturns and adverse developments in our business;

        - we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

        - we may be at a disadvantage when compared to those of our competitors that have less debt; and - we may not be able to implement our strategy.

A DEFAULT UNDER OUR INDENTURES OR OUR SENIOR CREDIT FACILITY COULD RESULT IN AN ACCELERATION OF OUR INDEBTEDNESS.

The indentures governing our senior subordinated notes and the senior credit facility contain numerous financial and operating covenants. The breach of any of these covenants will result in a default under the applicable indenture or the senior credit agreement which could result in the indebtedness under our indentures or agreements becoming immediately due and payable.

THE TERMS OF OUR INDEBTEDNESS COULD MATERIALLY LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY.

Several of the covenants contained in our indentures and our subsidiary credit facilities could materially limit our financial and operating flexibility by restricting, among other things, our ability to:

        -   incur additional indebtedness;

        -   create liens and other encumbrances;

        - pay dividends and make other payments, investments, loans and guarantees;

        -   enter into transactions with related parties;

        - sell or otherwise dispose of assets and merge or consolidate with another entity;

        -   repurchase or redeem capital stock or debt;

        -   pledge assets; and

        -   issue capital stock.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO CONTINUE THE DEVELOPMENT OF OUR BUSINESS.

Our business requires substantial capital for the upgrade, expansion and maintenance of our cable systems. We may not be able to obtain the funds necessary to finance our capital improvement program through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, our growth could be adversely affected.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE CABLE INDUSTRY.

Our industry is highly competitive. The nature and level of the competition we face affects, among other things, how much we must spend to upgrade our cable systems, how much we must spend on marketing and promotions and the prices we can charge our customers. We may not have the resources necessary to compete effectively. Many of our present and potential competitors may have fewer regulatory burdens, substantially greater resources, greater brand name recognition and long-standing relationships with regulatory authorities. We expect advancements in communications technology, as well as changes in the marketplace, to occur in the future which may compete with services that our cable systems offer. The success of these ongoing and future developments could have an adverse impact on our business and operations.

Continued growth of direct broadcast satellite operators could adversely affect our growth and profitability. Direct broadcast satellite operators have grown at a rate far exceeding the cable television industry growth rate and have emerged as a significant competitor to cable operators. Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. The continued growth of direct broadcast satellite operators may adversely affect our growth and profitability.

Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage which cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets which we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

RECENT CHANGES IN THE REGULATORY ENVIRONMENT MAY INTRODUCE ADDITIONAL COMPETITORS IN OUR MARKETS.

Recent changes in federal law and recent administrative and judicial decisions have removed restrictions that have limited entry into the cable television industry by potential competitors such as telephone companies and registered utility holding companies. As a result, competition may materialize in our franchise areas from other cable television operators, other video programming distribution systems and other broadband telecommunications services to the home. For example, these developments will enable local telephone and utility companies to provide a wide variety of video services in their service areas which will be directly competitive with the services provided by cable systems in the same area.

OUR FRANCHISES ARE NON-EXCLUSIVE AND LOCAL FRANCHISING AUTHORITIES MAY GRANT COMPETING FRANCHISES IN OUR MARKETS.

Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an overbuild. While we currently face overbuilds in a limited number of our markets, we are unable to predict whether competitors will develop in other franchise areas that we serve. Moreover, we are unable to predict the impact these competitive ventures might have on our business and operations.

WE MAY BE REQUIRED TO PROVIDE ACCESS TO OUR NETWORKS TO OTHER INTERNET SERVICE PROVIDERS, WHICH COULD SIGNIFICANTLY INCREASE OUR COMPETITION AND ADVERSELY AFFECT OUR ABILITY TO PROVIDE NEW PRODUCTS AND SERVICES.

The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide open access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements. This same open access issue is also being considered by some local franchising authorities and several courts. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

OUR FRANCHISES ARE SUBJECT TO NON-RENEWAL OR TERMINATION BY LOCAL AUTHORITIES, WHICH COULD CAUSE US TO LOSE OUR RIGHT TO OPERATE SOME OF OUR SYSTEMS.

Cable television companies operate under non-exclusive franchises granted by local authorities that are subject to renewal, renegotiation and termination from time to time. Our cable systems are dependent upon the retention and renewal of their respective local franchises. We may not be able to retain or renew our franchises and any renewals may not be on terms favorable to us. The non-renewal or termination of franchises with respect to a significant portion of any of our cable systems would have a material adverse effect on our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Supplemental Data on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is omitted pursuant to SEC General Instruction I of Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)    Financial Statements See Index to the Financial Statements at
               page F-1.

        (2) Financial Statement Schedules All financial statement schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

        (3)    Exhibits required to be filed by Item 601 of Regulation S-K:

        2.1    --     Securities Purchase Agreement between Classic Cable, Inc.
                      and Buford Group, Inc. dated as of May 11, 1999
                      (incorporated herein by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4, File
                      No. 333-63643).

        2.2    --     Asset Purchase Agreement dated as of October 14, 1999, by
                      and between Star Cable Associates and Universal Cable
                      Holdings, Inc., and Amendment No. 1 thereto, dated
                      February 16, 2000 (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on February 29, 2000, Commission File No. 333-86541).

        3.1    --     Classic Cable, Inc. Certificate of Incorporation dated
                      April 29, 1995 (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        3.2    --     Classic Cable, Inc. Bylaws (incorporated herein by
                      reference to Exhibit 3.2 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.1    --     Classic Cable Holding, Inc. Certificate of Incorporation
                      dated December 1, 1996 (incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.2    --     Classic Cable Holding, Inc. Bylaws (incorporated herein by reference to Exhibit 3.4 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.3    --     Classic Telephone, Inc. Certificate of Incorporation dated
                      November 22, 1994 (incorporated herein by reference to Exhibit 3.7 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.4    --     Classic Telephone, Inc. Bylaws (incorporated herein by
                      reference to Exhibit 3.8 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.5    --     Universal Cable Holdings, Inc. Certificate of
                      Incorporation dated October 17, 1985, as amended
                      (incorporated herein by reference to Exhibit 3.9 of the Company's Registration Statement on Form S-4, File
                      No. 333-63643).

        4.6    --     Universal Cable Holdings, Inc. Bylaws (incorporated herein by reference to Exhibit 3.10 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.7    --     Universal Cable Communications, Inc. Certificate of
                      Incorporation dated June 7, 1983, as amended (incorporated herein by reference to Exhibit 3.11 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.8    --     Universal Cable Communications, Inc. Bylaws (incorporated
                      herein by reference to Exhibit 3.12 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.9    --     Universal Cable of Beaver Oklahoma, Inc. Certificate of
                      Incorporation dated June 4, 1987, as amended (incorporated herein by reference to Exhibit 3.13 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.10   --     Universal Cable of Beaver Oklahoma, Inc. Bylaws
                      (incorporated herein by reference to Exhibit 3.14 of the Company's Registration Statement on Form S-4, File
                      No. 333-63643).

        4.11   --     Universal Cable Midwest, Inc. Certificate of Incorporation
                      dated February 22, 1989, as amended (incorporated herein by reference to Exhibit 3.15 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.12   --     Universal Cable Midwest, Inc. Bylaws (incorporated herein
                      by reference to Exhibit 3.16 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.13   --     WT Acquisition Corporation Articles of Incorporation dated
                      August 14, 1992, as amended (incorporated herein by reference to Exhibit 3.17 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.14   --     WT Acquisition Corporation Bylaws (incorporated herein by
                      reference to Exhibit 3.18 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.15   --     W.K. Communications, Inc. Certificate of Incorporation
                      dated June 11, 1987, as amended (incorporated herein by reference to Exhibit 3.19 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.16   --     W.K. Communications, Inc. Bylaws (incorporated herein by
                      reference to Exhibit 3.20 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.17   --     Television Enterprises, Inc. Certificate of Incorporation
                      dated August 12, 1965, as amended (incorporated herein by reference to Exhibit 3.21 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.18   --     Television Enterprises, Inc. Bylaws (incorporated herein
                      by reference to Exhibit 3.22 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.19   --     Friendship Cable of Texas, Inc. Articles of Incorporation
                      dated July 12, 1988, as amended (incorporated herein by reference to Exhibit 3.29 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.20   --     Friendship Cable of Texas, Inc. Bylaws (incorporated
                      herein by reference to Exhibit 3.30 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.21   --     CallCom 24, Inc. Articles of Incorporation dated June 9,
                      1998, as amended (incorporated herein by reference to Exhibit 3.33 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.22   --     CallCom 24, Inc. Bylaws (incorporated herein by reference
                      to Exhibit 3.34 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.23   --     Correctional Cable TV, Inc. Articles of Incorporation
                      dated October 9, 1992 (incorporated herein by reference to Exhibit 3.35 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.24   --     Correctional Cable TV, Inc. Bylaws (incorporated herein by reference to Exhibit 3.36 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.25   --     Friendship Cable of Arkansas, Inc. Articles of
                      Incorporation dated July 11, 1986, as amended
                      (incorporated herein by reference to Exhibit 3.37 of the Company's Registration Statement on Form S-4, File
                      No. 333-63643).

        4.26   --     Friendship Cable of Arkansas, Inc. Bylaws (incorporated
                      herein by reference to Exhibit 3.38 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.27   --     Classic Cable of Oklahoma, Inc. Certificate of Amendment
                      to Certificate of Incorporation dated February 2, 2000.

        4.28   --     Classic Cable of Oklahoma, Inc. Certificate of
                      Incorporation dated February 2, 2000.

        4.29   --     Classic Cable of Oklahoma, Inc. Bylaws

        4.30   --     First Supplemental Indenture, dated as of July 28, 1999,
                      between Classic Cable, Inc., as Issuer, the Subsidiary
                      Guarantors named thereon, as Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.31   --     Exchange and Registration Rights Agreement, dated July 28,
                      1999, by and between Classic Cable, Inc. and Goldman,
                      Sachs & Co., Donaldson, Lufkin & Jenrette Securities
                      Corporation and Merrill Lynch, Pierce, Fenner & Smith
                      Incorporated (incorporated herein by reference to Exhibit
                      10.15 of the Company's Registration Statement on Form S-4,
                      File No. 333-63643).

        4.32   --     Exchange and Registration Rights Agreement, dated as of
                      February 16, 2000, by and among Classic Cable, Inc.,
                      Goldman, Sachs & Co., Merrill Lynch and Co., Chase
                      Securities Inc. and Donaldson, Lufkin & Jenrette
                      (incorporated herein by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-4, File
                      No. 333-34850).

        4.33   --     Indenture for $150,000,000 9.375% Senior Subordinated
                      Notes due 2009, dated as of July 28, 1999 between Classic
                      Cable, Inc., as Issuer, the Guarantors listed on Schedule
                      1 thereto, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit
                      10.16 of the Company's Registration Statement on Form S-4,
                      File No. 333-63643).

        4.34   --     Indenture for $225,000,000 10 1/2% Senior Subordinated
                      Notes due 2010, dated as of February 16, 2000, among Classic Cable, Inc., as Issuer, and the Subsidiary
                      Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of the Company's
                      Registrations Statement on Form S-4, File No. 333-34850).

        4.35   --     Form of Global 9.375% Senior Subordinated Note due 2009
                      (incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-4, File
                      No. 333-63643).

        4.36   --     Form of Global 10 1/2% Senior Subordinated Note due 2010
                      (incorporated herein by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-4, File
                      No. 333-34850).

        4.37   --     Amended and Restated Credit Agreement dated July 28, 1999, among Classic Cable, Inc., as Borrower, the Lenders
                      Parties thereto, Goldman Sachs Credit Partners, L.P., as
                      Lead Arranger and Syndication Agent, The Chase Manhattan
                      Bank, as Documentation Agent and Union Bank of California,
                      N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.6 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.38   --     Facilities Commitment Letter, dated June 24, 1999, between
                      Classic Cable, Inc. and Goldman Sachs Credit Partners L.P.
                      (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, File
                      No. 333-63643).

        4.39   --     Purchase Agreement, dated July 21, 1999, by and among
                      Classic Cable, Inc. and Goldman, Sachs & Co., Donaldson,
                      Lufkin & Jenrette Securities Corporation and Merrill
                      Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 10.14 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.40   --     Registration Rights Agreement, dated as July 29, 1998, by
                      and between Classic Communications, Inc., and Merrill
                      Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.3A to Classic Communications, Inc.'s Registration Statement on Form S-4, File
                      No. 333-63641).

        4.41   --     Shareholder and Registration Rights Agreement dated as of
                      July 29, 1998, by and among Classic Communications, Inc., and

                      Certain Stockholders and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.3B to Classic Communications, Inc.'s Registration Statement on Form S-4, File No. 333-63641).

        4.42   --     Amended and Restated Registration Rights Agreement dated
                      as of October 31, 1995, modified by Amendment No. 1 (dated as of October 31, 1995) and Amendment No. 2 (dated as of
                      December 27, 1995) (incorporated by reference to Exhibit
                      4.3C to Classic Communications, Inc.'s Registration
                      Statement on Form S-4, File No. 333-63641).

        4.43   --     Amended and Restated Shareholders Agreement dated as of
                      October 31, 1995, modified by Amendment No. 1 (dated as of
                      October 31, 1995), Amendment No. 2 (dated as of December
                      27, 1995), and Amendment No. 3 (dated as of December 19,
                      1997) (incorporated by reference to Exhibit 4.3D to Classic Communications, Inc.'s Registration Statement on
                      Form S-4, File No. 333-63641).

        4.44   --     Amended and Restated Stockholders' Agreement, dated as of
                      December 13, 1999, by and among Classic Communications,
                      Inc., Brera Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.52 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 333-63643).

        4.45   --     Amended and Restated Registration Rights Agreement, dated
                      as of December 13, 1999, by and among Classic
                      Communications, Inc., Brera Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.53 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 333-63643).

        10.1   --     Employment Agreement dated as of July 29, 1999 by and
                      between Classic Cable, Inc. and Ronald W. Martin
                      (incorporated by reference to the identically numbered
                      Exhibit to Classic Communications, Inc.'s Registration
                      Statement on Form S-1 (Registration No. 333-89295).

        10.2   --     Employment Agreement dated as of July 29, 1999 by and
                      between Classic Cable, Inc. and Elizabeth Kay Monigold
                      (incorporated by reference to the identically numbered
                      Exhibit to Classic Communications, Inc.'s Registration
                      Statement on Form S-1 (Registration No. 333-89295).

        10.3   --     Employment Agreement, dated as of July 28, 1999, by and
                      between Classic Communications, Inc., Classic Cable, Inc.
                      and J. Merritt Belisle (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        10.4   --     Employment Agreement, dated as of July 28, 1999, by and
                      between Classic Communications, Inc., Classic Cable, Inc.
                      and Steven E. Seach (incorporated herein by reference to Exhibit

                      10.4 of the Company's Registration Statement on Form S-4, File No. 333-63643).

        10.5   --     Employment Agreement dated as of April 24, 2000 by and
                      between Classic Communications, Inc., Classic Cable, Inc.
                      and Dale R. Bennett (incorporated by reference to Exhibit
                      10.1 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File No.
                      333-63643).

        10.6   --     Employment Agreement dated as of November 3, 2000 by and
                      between Classic Communications, Inc., Classic Cable, Inc.
                      and Daniel J. Pike.

        10.7   --     Employment Agreement dated as of September 11, 2000 by and between Classic Communications, Inc., Classic Cable, Inc.
                      and Todd Cruthird.

        10.8   --     Consulting Agreement dated as of December 21, 2000 among
                      Classic Communications, Inc., Classic Cable, Inc., J.
                      Merritt Belisle, and The Black Creek Group.

        10.9   --     Separation of Employment agreement dated as of January 26,
                      2001 by and between Classic Communications, Inc., Classic
                      Cable, Inc., and Steven E. Seach.

        10.10  --     Termination Agreement dated as of January 15, 2001 by and
                      between Classic Communications, Inc. and Ronald W. Martin.

        10.11  --     Amendment and Waiver No. 1 to the Amended and Restated
                      Credit Agreement dated November 15, 1999 among Classic
                      Cable, Inc., as Borrower, the Lenders Parties thereto,
                      Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                      Syndication Agent, and The Chase Manhattan Bank, as
                      Documentation Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission
                      File No. 333-63643).

        10.12  --     Amendment and Waiver No. 3 to the Amended and Restated
                      Credit Agreement dated September 29, 2000 among Classic
                      Cable, Inc., as Borrower, the Lenders Parties thereto,
                      Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                      Syndication Agent, and The Chase Manhattan Bank, as
                      Documentation Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File
                      No. 333-63643).

        10.13  --     Amended and Restated Credit Agreement dated January 31,
                      2000 among Classic Cable, Inc., as Borrower, the Lenders
                      Parties thereto, Goldman Sachs Credit Partners, L.P., as
                      Lead Arranger and Syndication Agent, and The Chase
                      Manhattan Bank, as Documentation Agent, and Union Bank of
                      California,

                      N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 333-63643).

        10.14  --     Management and Advisory Fee Agreement dated May 24, 1999
                      (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        10.15  --     Asset Purchase Agreement dated May 14, 1998 by and between
                      Cable One, Inc. and Black Creek Communications, Inc.
                      (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        10.16  --     Assignment of Asset Purchase Agreement dated June 19, 1998
                      (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        10.17  --     Amendment No. 1 to Asset Purchase Agreement dated July 15,
                      1998 (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        10.18  --     Investment Agreement dated as of May 24, 1999 between
                      Brera Classic, LLC and Classic Communications, Inc.
                      (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        12.1   --     Statement of Earnings to Fixed Charges.

(b)     Reports on Form 8-K

        We have not filed any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLASSIC CABLE, INC.

Date: April 17, 2001              By:      /s/ Jimmie Taylor
                                           -------------------------------
                                           Jimmie Taylor

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                   Title                              Date
     ---------                                   -----                              ----
/s/ Jimmie Taylor                 Chief Financial Officer                       April 17, 2001
-----------------------           (Principal Financial Officer and
Jimmie Taylor                     Principal Accounting Officer)


/s/ Dale Bennett                  Chief Operating Officer and President         April 17, 2001
-----------------------           (Principal Executive Officer)
Dale Bennett

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CLASSIC CABLE, INC.
 Audited Annual Financial Statements

 Report of Independent Accountants .........................     F-2

 Consolidated Balance Sheets as of December 31, 2000
  and 1999 .................................................     F-3

 Consolidated Statements of Operations for the years
  ended December 31, 2000, 1999, and 1998 ..................     F-4

 Consolidated Statements of Stockholder's Equity
  for the years ended December 31, 2000, 1999, and 1998 ....     F-5

 Consolidated Statements of Cash Flows for the years
  ended December 31, 2000, 1999, and 1998 ..................     F-6

 Notes to Consolidated Financial Statements ................     F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Classic Cable, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Classic Cable, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company must restructure existing financing arrangements, obtain additional financing, obtain additional capital from investors and/or complete certain asset transactions to meet its debt service and working capital requirements, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Austin, Texas
March 2, 2001

                               CLASSIC CABLE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         DECEMBER 31
                                                                                 -------------------------
                                                                                    2000            1999
                                                                                 ---------       ---------
Assets
Cash and cash equivalents .................................................      $  19,056       $  85,855
Accounts receivable, net ..................................................         13,446           9,803
Prepaid expenses ..........................................................            283           1,131
Deferred financing costs, net .............................................         19,772          20,136
Advances to parent ........................................................            691             908
Investment in cable television systems:
 Inventory ................................................................         13,929              --
 Property, plant and equipment ............................................        373,817         274,864
 Less accumulated depreciation ............................................        (98,364)        (60,939)
                                                                                 ---------       ---------
  Property, plant and equipment, net ......................................        275,453         213,925
Intangible assets:
 Customer relationships ...................................................        200,666         156,567
 Franchise marketing rights ...............................................        204,744         158,105
 Noncompete agreements ....................................................         28,375          25,425
 Goodwill .................................................................        109,927         102,261
                                                                                 ---------       ---------
                                                                                   543,712         442,358
Less accumulated amortization .............................................       (141,715)        (96,428)
                                                                                 ---------       ---------
Intangible assets, net ....................................................        401,997         345,930
                                                                                 ---------       ---------
    Total investment in cable television systems ..........................        691,379         559,855
                                                                                 ---------       ---------
    Total assets ..........................................................      $ 744,627       $ 677,688
                                                                                 =========       =========
Liabilities and Stockholder's Equity
Liabilities:
 Accounts payable .........................................................      $  10,290       $   3,254
 Subscriber deposits and unearned income ..................................          7,649           6,675
 Other accrued expenses ...................................................         30,377          15,606
 Accrued interest .........................................................         16,565          10,676
 Long-term debt, net ......................................................        559,036         454,332
 Deferred taxes, net ......................................................             --          28,965
                                                                                 ---------       ---------
    Total liabilities .....................................................        623,917         519,508
Stockholder's equity:
 Common stock: $.01 par value; 2000 and 1999 -- 1,000 shares authorized,
   issued and outstanding .................................................             --              --
 Additional paid-in capital ...............................................        281,143         267,241
 Accumulated deficit ......................................................       (160,433)       (109,061)
                                                                                 ---------       ---------
    Total stockholder's equity ............................................        120,710         158,180
                                                                                 ---------       ---------
    Total liabilities and stockholder's equity ............................      $ 744,627       $ 677,688
                                                                                 =========       =========

                             See accompanying notes.

                               CLASSIC CABLE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31
                                                                     -----------------------------------------
                                                                        2000            1999            1998
                                                                     ---------       ---------       ---------
Revenues ......................................................      $ 182,349       $ 114,405       $  71,667
Operating expenses:
  Programming .................................................         56,541          32,901          19,705
  Plant and operating .........................................         20,052          12,744           8,437
  General and administrative ..................................         26,563          17,126          11,295
  Marketing and advertising ...................................          3,673           1,929             850
  Corporate overhead ..........................................          5,836           9,721           3,648
  Depreciation and amortization ...............................         88,524          51,484          30,531
                                                                     ---------       ---------       ---------
          Total operating expenses ............................        201,189         125,905          74,466
                                                                     ---------       ---------       ---------
Loss from operations ..........................................        (18,840)        (11,500)         (2,799)
Interest expense ..............................................        (55,743)        (31,201)        (20,688)
Other income (expense) ........................................          2,710             605             (28)
                                                                     ---------       ---------       ---------
Loss before income taxes and extraordinary item ...............        (71,873)        (42,096)        (23,515)
Income tax benefit ............................................         26,002          10,128           2,339
                                                                     ---------       ---------       ---------
Loss before extraordinary item ................................        (45,871)        (31,968)        (21,176)
Extraordinary loss on extinguishment of debt, net of
  taxes of $2,963 in 2000, $2,539 in 1999 and none in 1998 ....         (5,501)         (4,093)         (5,524)
                                                                     ---------       ---------       ---------
Net loss ......................................................      $ (51,372)      $ (36,061)      $ (26,700)
                                                                     =========       =========       =========

                             See accompanying notes.

                               CLASSIC CABLE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON
                                                   STOCK
                                          ------------------------      ADDITIONAL                        TOTAL
                                           SHARES                        PAID-IN       ACCUMULATED    STOCKHOLDER'S
                                           ISSUED         AMOUNT         CAPITAL         DEFICIT         EQUITY
                                          ---------      ---------      ---------      -----------    -------------
Balance at December 31, 1997 .......          1,000            $--      $  62,338       $ (46,300)      $  16,038
Dividends on preferred stock .......             --             --            (67)             --             (67)
Capital contribution from parent ...             --             --         23,871              --          23,871
Net loss ...........................             --             --             --         (26,700)        (26,700)
                                          ---------      ---------      ---------       ---------       ---------
Balance at December 31, 1998 .......          1,000             --         86,142         (73,000)         13,142
Capital contribution from parent ...             --             --        181,099              --         181,099
Net loss ...........................             --             --             --         (36,061)        (36,061)
                                          ---------      ---------      ---------       ---------       ---------
Balance at December 31, 1999 .......          1,000             --        267,241        (109,061)        158,180
Capital contribution from parent ...             --             --         13,902              --          13,902
Net loss ...........................             --             --             --         (51,372)        (51,372)
                                          ---------      ---------      ---------       ---------       ---------
Balance at December 31, 2000 .......          1,000            $--      $ 281,143       $(160,433)      $ 120,710
                                          =========      =========      =========       =========       =========

                             See Accompanying Notes.

                               CLASSIC CABLE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31
                                                                   -----------------------------------------
                                                                      2000            1999            1998
                                                                   ---------       ---------       ---------
OPERATING ACTIVITIES
Net loss ....................................................      $ (51,372)      $ (36,061)      $ (26,700)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
 Provision for doubtful accounts ............................          3,770           1,585             971
 Depreciation ...............................................         37,911          20,884          12,041
 Amortization of intangibles ................................         50,613          30,600          18,352
 Amortization of deferred financing costs ...................          1,882           1,273           1,119
 Discount accretion on long-term debt .......................              2              53             227
 Gain on sale of cable system ...............................           (370)             --              --
 Non-cash compensation ......................................            128           1,920           1,108
 Deferred tax benefit .......................................        (28,965)        (12,667)         (2,259)
 Extraordinary loss .........................................          8,364           6,632           5,524
 Changes in working capital, net of acquisition amounts:
  Change in accounts receivable .............................         (7,413)         (3,005)         (1,841)
  Change in prepaid expenses and other ......................            937            (709)            (84)
  Change in other accruals and payables .....................         12,458           2,072           1,099
  Change in accrued interest ................................          5,889           4,793           4,439
                                                                   ---------       ---------       ---------
Net cash provided by (used in) operating activities .........         33,834          17,370          13,996

INVESTING ACTIVITIES
Acquisition of cable television systems, net of .............       (112,845)       (292,601)        (43,486)
  cash acquired
Purchases of inventory ......................................         (3,554)             --              --
Purchases of property, plant and equipment ..................        (76,714)        (32,435)        (13,759)
Payments for other intangibles ..............................         (3,238)           (425)             --
Net proceeds from sale of cable system ......................            998              --              --
                                                                   ---------       ---------       ---------
Net cash provided by (used in) investing activities .........       (195,353)       (325,461)        (57,245)

FINANCING ACTIVITIES
Proceeds from long-term debt ................................        241,031         420,500         221,227
Repayments of long-term debt ................................       (136,478)       (187,385)       (190,292)
Financing costs .............................................         (9,173)        (20,267)         (6,928)
Redemption of preferred stock ...............................             --              --          (1,267)
Cash dividends paid on preferred stock ......................             --              --             (92)
Payment of premium on redeemed notes ........................           (660)           (860)             --
Capital contribution from parent ............................             --         179,179          22,764
                                                                   ---------       ---------       ---------
Net cash provided by (used in) financing activities .........         94,720         391,167          45,412
                                                                   ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents ............        (66,799)         83,076           2,163
Cash and cash equivalents at beginning of year ..............         85,855           2,779             616
                                                                   ---------       ---------       ---------
Cash and cash equivalents at end of year ....................      $  19,056       $  85,855       $   2,779
                                                                   =========       =========       =========
Cash taxes paid .............................................      $      --       $      87       $     166
Cash interest paid ..........................................      $  47,687       $  25,051       $  15,039
Non-cash financing activities:
 Year-end accrual of inventory ..............................      $  10,375       $      --       $      --
 Non-cash capital contribution from parent ..................      $  13,889       $      --       $      --

                             See accompanying notes.

                               CLASSIC CABLE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. ORGANIZATION

     Classic Cable, Inc., through its subsidiaries (collectively, the "Company"), acquires, develops and operates cable television systems throughout the United States. The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The Company is a wholly owned subsidiary of Classic Communications, Inc. ("CCI").

2. GOING CONCERN UNCERTAINTIES

     The Company has debt service requirements increasing from approximately $58 million in 2001 to $60 million in 2002 and remaining at this level through 2006. Debt covenants dictate that the Company maintain certain ratios related to debt balances and operating results in addition to limiting the amount that can be used for capital expenditures. As discussed below, the Company's ability to meet these covenants in 2001 will most likely require an amendment to its senior credit facility.

     The Company has not generated earnings sufficient to cover its fixed charges, however, in the past the Company and CCI have generated cash and obtained financing sufficient to meet their debt service, working capital, capital expenditure and acquisition requirements. In light of the Company's existing fixed charges requirements and capital expenditure plan, the Company will be required to obtain additional financing or complete certain asset transactions to be able to generate funds sufficient to service its obligations and continue the its current business plan. There can be no assurance that either the Company or CCI will be able to obtain sufficient financing, or, if they were able to do so, that the terms would be favorable.

     Despite prior amendments and waivers to the financial covenants in the senior credit facility, the Company expects that additional changes to the covenants will be necessary. The Company is in the process of negotiating with its senior lending group to obtain both an amendment and certain waivers to the current senior credit facility. These amendments will likely result in, among other matters, the termination of the unused revolving loan commitment; a significant shortening of the maturity dates for the revolving loans and term loans; and a resetting of the financial covenants for a time period that may not extend beyond December 31, 2001. If the financial covenants are not reset or compliance with the covenants is not waived, particularly with respect to the total debt to operating income ratio, the Company could default under the senior credit facility. If such default were to occur, the lenders could take actions that would adversely impact the liquidity, financial condition and results of operations, including accelerating the amounts due under the credit facility and causing cross-defaults under the Company's public indentures. If the Company's debt were accelerated under the current senior credit agreement, the Company would not have sufficient liquidity to meet the obligations as they become due. Accordingly, the Company would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, there is no assurance that the Company will be able to refinance any of the indebtedness on commercially reasonable terms or at all.

     In light of the Company's current liquidity position and the ongoing negotiation with the Company's senior lenders, the Company is diligently working to arrange up to a maximum of $148.5 million of new senior debt financing. This new senior debt financing will require the prior approval of the Company's senior lending group, which has not yet been obtained. In connection with this fund raising effort, the Company has had discussions with CCI's largest stockholder, Brera Classic, LLC, with respect to a potential commitment to provide approximately $35 million of this new senior facility. The Company is also considering other alternatives to improve its liquidity position, including the sale of certain of its small cable systems which would also require additional waivers or amendments to the senior credit facility.

     If the Company is unable to arrange additional financing or improve its liquidity position by some other means, there is serious doubt that the Company will be able to continue its operations as they are currently conducted. Such events would materially and adversely affect its business, financial condition and result of operations and could require the Company to sell significant assets or discontinue certain operations.

3. ACQUISITIONS AND DISPOSITIONS OF CABLE TELEVISION SYSTEMS

ACQUISITIONS

     In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star") serving communities in three states for approximately $111 million in cash and 555,555 shares of our Class A voting common stock. The purchase was financed from proceeds of the Company's $225 million debt offering of 10.5% senior subordinated notes and available cash.

     In July 1999, the Company acquired Buford Group, Inc. ("Buford"), for approximately $300 million in cash. Buford operates cable television systems in four states. The acquisition was financed from a) a $95.7 million capital contribution from CCI, b) proceeds of the Company's 1999 credit facility and c) proceeds of the Company's $150 million private debt offering of 9.375% senior subordinated notes.

     In December 1998, the Company acquired certain assets of TCA Cable Partners in exchange for a cable television system in Texas (with a fair value of approximately $0.6 million) and cash consideration of $2.4 million.

     In July 1998, the Company acquired certain assets of Cable One, Inc. serving communities in four states for approximately $41.7 million in cash and the assumption of $0.2 million in net operating liabilities. The purchase was financed from proceeds of the Company's $125 million private debt offering of 9.875% senior subordinated notes.

     The above acquisitions were accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in the Company's consolidated financial statements since the date of acquisition.

     The following summarized unaudited pro forma financial information assumes the Star acquisition, the acquisition of Buford and all related financing and changes to our debt structure had occurred on January 1, 2000 and 1999, respectively. The following pro forma information is not necessarily indicative of the results that would have occurred had the transactions been completed at the beginning of the periods indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                                    2000            1999
                                                  ---------       ---------
                                                          (UNAUDITED)
         Revenues ..........................      $ 185,504       $ 181,292
         Loss before extraordinary item ....        (47,769)        (48,565)
         Net loss ..........................        (62,536)        (52,658)

DISPOSITIONS

     During 2000 and 1998, the Company sold or disposed of some smaller systems that did not fit into the Company's long-term strategic plans.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORY

     Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and is stated at the lower of cost or market. Cost is determined using the average cost method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Buildings .................................      30 years
Cable television distribution systems .....      3-12 years
Office furniture and equipment ............      3-7 years
Vehicles ..................................      5 years

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

INTANGIBLE ASSETS

     The useful lives of the specific intangible assets are as follows:

Customer relationships ............      5-15 years
Franchise marketing rights ........      5-11 years
Noncompete agreements .............      3-5 years
Goodwill ..........................      3-20 years

     Intangible assets are being amortized using the straight-line method over their estimated useful lives. The Buford acquisition increased intangible assets $226.3 million in 1999. The Star and other acquisitions increased intangible assets $106.2 million in 2000. These amounts were allocated to identifiable intangible assets based on third party appraisals with any excess amounts recorded as goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically reviews the carrying amounts of property, plant and equipment, identifiable intangible assets and goodwill both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss would be measured by comparing the fair value of the asset with its carrying amount. Any write-down is treated as a permanent reduction in the carrying amount of the assets. Management reviews the valuation and amortization periods of identifiable intangible assets and goodwill on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a write down of carrying value or a reduction in the useful life of goodwill or other intangible assets.

INCOME TAXES

     The Company's operations are included in consolidated income tax returns filed by CCI. The consolidated amount of current and deferred income tax expense is allocated to the Company by applying the principles of FASB Statement No. 109, Accounting for Income Taxes to the Company as if it were a separate taxpayer . As such, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the tax rates that are expected to be in effect when the differences are expected to reverse, based upon current laws and regulations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value because of their short maturities. All bank debt agreements carry variable interest rates and their carrying value is considered to approximate fair value. The estimated fair value of the Company's notes is based on quoted market prices. The carrying amount of the Company's notes was $378.0 million and the fair value was $214.5 million at December 31, 2000.

     The Company utilizes interest rate cap and interest rate swap agreements to manage interest rate exposures. The principal objective of such agreements is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The carrying amount of such instruments approximates fair value at December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 137 and FASB Statement No. 138, which the Company is required to adopt effective January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement will have a significant effect on earnings or the financial position of the Company.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. In SAB 101, the SEC staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances. As required, the company adopted SAB 101 retroactively to January 1, 2000, the impact of which was not significant.

RECLASSIFICATIONS

     Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

5. ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following (in thousands):

                                                          DECEMBER 31
                                                   -------------------------
                                                      2000            1999
                                                   ---------       ---------
Accounts receivable, trade ..................      $  11,599       $   8,435
Accounts receivable, other ..................          2,425           1,783
Less allowance for doubtful accounts ........           (578)           (415)
                                                   ---------       ---------
Accounts receivables, net of allowance ......      $  13,446       $   9,803
                                                   =========       =========

     The activity in the Company's allowance for doubtful accounts for the periods ending December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                BALANCE AT        CHARGED TO
                                BEGINNING         COSTS AND                                              BALANCE AT
  FOR THE PERIOD ENDED          OF PERIOD         EXPENSES           ACQUIRED         DEDUCTIONS        END OF PERIOD
  --------------------         ------------      ------------      ------------      ------------       -------------
December 31, 2000 .......      $        415      $      3,770              $ --      $     (3,607)      $        578
December 31, 1999 .......               325             1,585               412            (1,907)               415
December 31, 1998 .......               262               971                --              (908)               325

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following (in thousands):

                                                          DECEMBER 31
                                                 ---------------------------
                                                    2000             1999
                                                 ----------       ----------
Land ......................................      $    2,530       $    2,390
Buildings and improvements ................           8,968            7,738
Vehicles ..................................          11,875            9,138
Cable television distribution systems .....         308,781          236,612
Office furniture, tools and equipment .....          17,458           12,930
Construction in progress ..................          24,205            6,056
                                                 ----------       ----------
                                                    373,817          274,864
Less accumulated depreciation .............         (98,364)         (60,939)
                                                 ----------       ----------
                                                 $  275,453       $  213,925
                                                 ==========       ==========

7. LONG-TERM DEBT

     Balances of amounts outstanding under the Company's various debt agreements are as follows (in thousands):

                                                   DECEMBER 31
                                            --------------------------
                                               2000            1999
                                            ----------      ----------
1999 credit facility
Revolver .............................      $   16,000             $--
Term loan A ..........................              --          75,000
Term loan B ..........................          86,842         100,000
Term loan C ..........................          78,158          90,000
10.5% senior subordinated notes ......         225,000              --
9.375% senior subordinated notes .....         150,000         150,000
9.875% senior subordinated notes .....           3,000          39,005
Unamortized discount .................              --            (151)
Other ................................              36             478
                                            ----------      ----------
                                            $  559,036      $  454,332
                                            ==========      ==========

     In February 2000, the Company issued $225 million of 10.5% senior subordinated notes due 2010. Proceeds were partially used to finance the acquisition of Star. In addition, the Company utilized proceeds to pay down the 1999 credit facility by $100 million and to redeem $36 million of its 9.875% senior subordinated notes. At this time, and again in September 2000, the 1999 credit facility was further amended to (a) allow for the Star acquisition, (b) allow for certain transactions related to the Company's tower portfolio, (c) modify some of the covenants in the credit facility, (d) restructure the term loan A to allow the Company to reborrow against it through February 2001, subject to certain conditions, and (e) increase the term loan A facility $25 million. The covenant modifications included an amendment to the definition of Operating Cash Flow for the period ending on December 31, 2000 to allow for the add back of up to $3 million in expenses resulting from business rationalizations and rescaling of overhead. The amendment of the 1999 credit facility concurrent with the note offering resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

     The amendments also increased the applicable margins associated with the facility's interest calculations as well as the range of potential quarterly commitment fees. The Company is required to pay a quarterly commitment fee that can range from 0.375% to 0.750% per annum on the unused loan commitment.

     In July 1999, the Company issued $150 million of 9.375% senior subordinated notes due 2009. Interest payments on these Notes began in 2000. Concurrent with the offering, the Company entered into the 1999 credit facility. The 1999 credit facility, as amended in November 1999 and September 2000, consists of a $75 million revolving credit facility (borrowings are subject to certain restrictive conditions), a $75 million term A loan, a $100 million term B loan, and a $200 million term C loan. Principal payments on the facility commence in 2001 with final maturity in 2008. The Company may be subject to mandatory prepayments based upon operating results, sales of assets, equity or debt offerings or other events. Interest is based upon either a LIBOR rate plus an applicable margin or, at the option of the Company, a base rate plus an applicable margin. At December 31, 2000, the weighted average interest rate of the credit facility was 10.0%. Proceeds from the 1999 credit facility totaled $265 million and were, in part, used to pay off the 1998 credit facility. This resulted in a pre-tax extraordinary loss from the early extinguishment of debt of $2.3 million.

     Pursuant to the change of control resulting from the July 1999 Brera investment in CCI, and in accordance with the indentures of the respective note agreements, the Company offered to redeem all of its outstanding 9.875% subordinated notes, and CCI all of its 13.25% senior discount notes. The Company redeemed $86 million of the 9.875% senior subordinated notes at 101% of face value plus accrued interest. This resulted in a pre-tax extraordinary loss from the early extinguishment of debt of $4.3 million. The Company borrowed $90 million under its 1999 credit facility to repurchase the tendered 2008 subordinated notes and to pay associated fees and expenses incurred as a result of the change of control offer. None of the 13.25% senior discount notes were tendered for redemption.

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

     The 1999 credit facility is collateralized by essentially all the assets of the Company. CCI has no operations of its own. Consequently, it will rely on dividends and cash flow of the Company to meet its debt service obligations. The terms of the credit facility restrict certain activities of the Company, including the incurrence of additional indebtedness and the payment of certain dividends. Accordingly, substantially all the assets and operations of the Company are restricted as to transfer to CCI and may not be available for dividends and/or debt service of CCI. In January 2000, CCI redeemed all outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes.

     The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The subsidiary guarantors are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the notes (the 10.5% senior subordinated notes, the 9.375% senior subordinated notes, and the 9.875% senior subordinated notes) on a joint and several basis. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company, other than inconsequential subsidiaries. The Company has not presented separate financial statements and other disclosures concerning each subsidiary guarantor because management has determined that such information is not material to investors.

     The Company utilizes interest rate cap and interest rate swap agreements to limit the impact of increases in interest rates on its floating rate debt. The agreements require premium payments to counterparties based upon a notional principal amount. At December 31, 2000 and 1999, an interest rate collar for a notional amount of $75 million was outstanding. The impact of interest rate risk management activities on income in 2000, 1999 and 1998, and the amount of deferred gains and losses from interest rate risk management transactions at December 31, 2000 and 1999 were not material. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. Interest rate swap agreements are used by the Company to change the interest rate of their debt from variable rate to fixed rate. The swap is a contractual agreement between the Company and another party to exchange payments periodically over the life of the agreement based upon the interest rates of the underlying debt over the period of the agreement. The differential to be paid or received is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The premium paid for both types of agreements is amortized to interest expense using the interest method over the life of the agreement.

     Maturities of long-term debt are as follows (in thousands):

                  2001............    $     511
                  2002............        1,900
                  2003............        1,900
                  2004............        1,900
                  2005............        1,900
                  Thereafter......      550,925
                                      ---------
                                      $ 559,036
                                      =========

8. EQUITY

STOCK OPTION PLAN

     Our employees participate in the Classic Communications 1999 Omnibus Stock Incentive Plan whereby employees, officers, directors, consultants or advisors may be granted stock options, stock appreciation rights, restricted stock, performance shares or preferred stock. Pro forma information regarding the 2000 net loss is required by Financial Accounting Standards Board Statement No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. Our 2000 pro forma net stock-based compensation expense was $2.0 million and the pro forma net loss was $69.0 million.

PREFERRED STOCK

     In July 1998, the Company redeemed the outstanding shares of a subsidiary's preferred stock at a redemption price per share of $100 plus accrued and unpaid dividends.


9. INCOME TAXES

     Significant components of income tax benefit from continuing operations are as follows (in thousands):

                                            2000             1999             1998
                                        ----------       ----------       ----------
Current:
  Federal ........................             $--              $--       $      (80)
  State ..........................              --               --               --
                                        ----------       ----------       ----------
          Total current ..........              --               --              (80)
Deferred:
  Federal ........................         (21,588)          (8,409)          (1,876)
  State ..........................          (4,414)          (1,719)            (383)
                                        ----------       ----------       ----------
          Total deferred .........         (26,002)         (10,128)          (2,259)
                                        ----------       ----------       ----------
          Income tax benefit .....      $  (26,002)      $  (10,128)      $   (2,339)
                                        ==========       ==========       ==========


     The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes and extraordinary items as a result of the following:

                                                 2000              1999              1998
                                              ----------        ----------        ----------
Tax at U.S. statutory rate .............           (34.0)%           (34.0)%           (34.0)%
State taxes, net of federal benefit ....            (3.9)             (3.7)             (3.9)
Increase in valuation allowance ........            (0.7)              9.2              25.1
Other nondeductible items ..............             2.4               4.4               2.9
                                              ----------        ----------        ----------
                                                   (36.2)%           (24.1)%            (9.9)%
                                              ==========        ==========        ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                               DECEMBER 31
                                                       ---------------------------
                                                          2000             1999
                                                       ----------       ----------
Deferred tax liabilities:
  Book over tax basis of depreciable assets .....      $   16,110       $   15,850
  Book over tax basis of assets that are
    amortizable for tax .........................          32,483           40,047
                                                       ----------       ----------
        Total deferred tax liabilities ..........          48,593           55,897
Deferred tax assets:
  Net operating loss carryforwards:
    Restricted ..................................          35,210           28,552
    Other .......................................          25,606           10,716
Alternative minimum tax credit carryforwards ....           5,858            5,858
Other ...........................................             986            1,353
                                                       ----------       ----------
        Total deferred tax assets ...............          67,660           46,479
Less valuation allowance ........................         (19,067)         (19,547)
                                                       ----------       ----------
        Net deferred tax assets .................          48,593           26,932
                                                       ----------       ----------
        Net deferred tax liabilities ............      $       --       $   28,965
                                                       ----------       ==========

     At December 31, 2000, the Company had net operating loss carryforwards of $158.8 million for federal income tax purposes, which begin to expire in 2002 if not utilized. Approximately $92.0 million of the loss carryforwards is subject to various limitations under the Internal Revenue Code (including limitations of Section 382 of the Internal Revenue Code), which could result in expiration of the loss carryforwards before utilization.

     During 1999, the Company recorded a net deferred tax liability of $41.6 million and a corresponding increase to goodwill related to a subsidiary's acquisition of Buford Group, Inc.

     Approximately $7.6 million of the total valuation allowance as of December 31, 2000 was previously recorded for certain acquisition net operating loss carryforwards and other acquisition deferred tax assets due to restrictions on their utilization under the tax law and other uncertainties regarding their realization. When, and if, realized, the tax benefit associated with these deferred tax assets will be applied to reduce goodwill and other noncurrent intangibles related to the acquisitions. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

10. EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution pension plan, a 401(k) plan. Participation in this plan is available to substantially all employees. Employees may contribute up to 15% of their pay. The Company may match employee contributions for an amount up to 6% of each employee's base salary. Costs of the plan, including the Company's matching contributions, were $428,000, $269,000 and $149,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

11. SEVERANCE COSTS

     In the fourth quarter of 2000, the Company accrued and charged to corporate overhead $1.1 million of termination benefits relating to approximately 200 employees. The affected employees are primarily in administrative functions in office locations that are being closed during 2001. In addition, certain levels of operations management were eliminated. No amounts were paid out in 2000 nor were there other adjustments to the accrued benefits. No employees had been terminated as of December 31, 2000.

12. SETTLEMENT OF CLAIMS

     In February 1998, CCI settled claims that arose in conjunction with divorce proceedings of an officer of CCI. CCI purchased certain of its stock in which the officer's wife held a community property interest and provided monetary consideration for the release of the claims.

13. COMMITMENTS AND CONTINGENCIES

OBLIGATIONS OF PARENT

     The Company's parent, CCI, requires resources of the Company to satisfy any of its obligations. At December 31, 2000, any such obligations were insignificant.

LEASE ARRANGEMENTS

     The Company, as an integral part of its cable operations, has entered into short-term lease contracts for microwave service, pole use and office space. At December 31, 2000, future minimum lease payments were $539,000 in 2001, $442,000 in 2002, $395,000 in 2003, $339,000 in 2004, $152,000 in 2005 and $477,000
thereafter. Rent expense was $4,068,000, $2,230,000 and $1,285,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

LITIGATION

     The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

14. RELATED PARTY TRANSACTIONS

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

15. QUARTERLY FINANCIAL SUMMARY

                                 (in thousands)
                                   (unaudited)

                                                                 March 31         June 30        September 30     December 31
                                                                ----------       ----------      ------------     -----------
        2000
        Revenues .........................................      $   43,303       $   47,117       $   46,081       $   45,848
        Operating loss ...................................          (2,556)          (3,348)          (4,481)          (8,455)
        Net loss before extraordinary item ...............          (9,839)         (10,826)         (11,467)         (13,739)
        Net loss .........................................         (15,340)         (10,826)         (11,467)         (13,739)

        1999
        Revenues .........................................          20,122           20,260           33,936           40,087
        Operating loss ...................................            (893)            (677)          (7,021)          (2,909)
        Net loss before extraordinary item* ..............          (6,186)          (6,044)         (17,511)          (2,227)
        Net income (loss)* ...............................          (6,186)          (6,044)         (24,143)             312

-------
        * Includes a fourth quarter 1999 adjustment of $9.4 million related to the income tax benefit in the third quarter due to a change in the estimate related to the purchase accounting of the Buford acquisition.

16. SUBSEQUENT EVENT

     In February 2001, the Company borrowed an additional $19.5 million on its revolver.

                                 EXHIBIT INDEX

        2.1    --     Securities Purchase Agreement between Classic Cable, Inc.
                      and Buford Group, Inc. dated as of May 11, 1999
                      (incorporated herein by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        2.2    --     Asset Purchase Agreement dated as of October 14, 1999, by
                      and between Star Cable Associates and Universal Cable
                      Holdings, Inc., and Amendment No. 1 thereto, dated
                      February 16, 2000 (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on February 29, 2000, Commission File No. 333-86541).

        3.1    --     Classic Cable, Inc. Certificate of Incorporation dated
                      April 29, 1995 (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        3.2    --     Classic Cable, Inc. Bylaws (incorporated herein by
                      reference to Exhibit 3.2 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.1    --     Classic Cable Holding, Inc. Certificate of Incorporation
                      dated December 1, 1996 (incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.2    --     Classic Cable Holding, Inc. Bylaws (incorporated herein by reference to Exhibit 3.4 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.3    --     Classic Telephone, Inc. Certificate of Incorporation dated
                      November 22, 1994 (incorporated herein by reference to Exhibit 3.7 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.4    --     Classic Telephone, Inc. Bylaws (incorporated herein by
                      reference to Exhibit 3.8 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.5    --     Universal Cable Holdings, Inc. Certificate of
                      Incorporation dated October 17, 1985, as amended
                      (incorporated herein by reference to Exhibit 3.9 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        4.6    --     Universal Cable Holdings, Inc. Bylaws (incorporated herein by reference to Exhibit 3.10 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.7    --     Universal Cable Communications, Inc. Certificate of
                      Incorporation dated June 7, 1983, as amended (incorporated herein by reference to Exhibit 3.11 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.8    --     Universal Cable Communications, Inc. Bylaws (incorporated
                      herein by reference to Exhibit 3.12 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.9    --     Universal Cable of Beaver Oklahoma, Inc. Certificate of
                      Incorporation dated June 4, 1987, as amended (incorporated herein by reference to Exhibit 3.13 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.10   --     Universal Cable of Beaver Oklahoma, Inc. Bylaws
                      (incorporated herein by reference to Exhibit 3.14 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        4.11   --     Universal Cable Midwest, Inc. Certificate of Incorporation
                      dated February 22, 1989, as amended (incorporated herein by reference to Exhibit 3.15 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.12   --     Universal Cable Midwest, Inc. Bylaws (incorporated herein
                      by reference to Exhibit 3.16 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.13   --     WT Acquisition Corporation Articles of Incorporation dated
                      August 14, 1992, as amended (incorporated herein by reference to Exhibit 3.17 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.14   --     WT Acquisition Corporation Bylaws (incorporated herein by
                      reference to Exhibit 3.18 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.15   --     W.K. Communications, Inc. Certificate of Incorporation
                      dated June 11, 1987, as amended (incorporated herein by reference to Exhibit 3.19 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.16   --     W.K. Communications, Inc. Bylaws (incorporated herein by
                      reference to Exhibit 3.20 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.17   --     Television Enterprises, Inc. Certificate of Incorporation
                      dated August 12, 1965, as amended (incorporated herein by reference to Exhibit 3.21 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.18   --     Television Enterprises, Inc. Bylaws (incorporated herein
                      by reference to Exhibit 3.22 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.19   --     Friendship Cable of Texas, Inc. Articles of Incorporation
                      dated July 12, 1988, as amended (incorporated herein by reference to Exhibit 3.29 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.20   --     Friendship Cable of Texas, Inc. Bylaws (incorporated
                      herein by reference to Exhibit 3.30 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.21   --     CallCom 24, Inc. Articles of Incorporation dated June 9,
                      1998, as amended (incorporated herein by reference to Exhibit 3.33 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.22   --     CallCom 24, Inc. Bylaws (incorporated herein by reference
                      to Exhibit 3.34 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.23   --     Correctional Cable TV, Inc. Articles of Incorporation
                      dated October 9, 1992 (incorporated herein by reference to Exhibit 3.35 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        4.24   --     Correctional Cable TV, Inc. Bylaws (incorporated herein by reference to Exhibit 3.36 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.25   --     Friendship Cable of Arkansas, Inc. Articles of
                      Incorporation dated July 11, 1986, as amended
                      (incorporated herein by reference to Exhibit 3.37 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        4.26   --     Friendship Cable of Arkansas, Inc. Bylaws (incorporated
                      herein by reference to Exhibit 3.38 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.27   --     Classic Cable of Oklahoma, Inc. Certificate of Amendment
                      to Certificate of Incorporation dated February 2, 2000.

        4.28   --     Classic Cable of Oklahoma, Inc. Certificate of
                      Incorporation dated February 2, 2000.

        4.29   --     Classic Cable of Oklahoma, Inc. Bylaws

        4.30   --     First Supplemental Indenture, dated as of July 28, 1999,
                      between Classic Cable, Inc., as Issuer, the Subsidiary
                      Guarantors named thereon, as Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.31   --     Exchange and Registration Rights Agreement, dated July 28,
                      1999, by and between Classic Cable, Inc. and Goldman,
                      Sachs & Co., Donaldson, Lufkin & Jenrette Securities
                      Corporation and Merrill Lynch, Pierce, Fenner & Smith
                      Incorporated (incorporated herein by reference to Exhibit
                      10.15 of the Company's Registration Statement on Form S-4,
                      File No. 333-63643).

        4.32   --     Exchange and Registration Rights Agreement, dated as of
                      February 16, 2000, by and among Classic Cable, Inc.,
                      Goldman, Sachs & Co., Merrill Lynch and Co., Chase
                      Securities Inc. and Donaldson, Lufkin & Jenrette
                      (incorporated herein by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-4, File No.
                      333-34850).

        4.33   --     Indenture for $150,000,000 9.375% Senior Subordinated
                      Notes due 2009, dated as of July 28, 1999 between Classic
                      Cable, Inc., as Issuer, the Guarantors listed on Schedule
                      1 thereto, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit
                      10.16 of the Company's Registration Statement on Form S-4,
                      File No. 333-63643).

        4.34   --     Indenture for $225,000,000 10 1/2% Senior Subordinated
                      Notes due 2010, dated as of February 16, 2000, among Classic Cable, Inc., as Issuer, and the Subsidiary
                      Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas, National Association, as Trustee (incorporated herein by reference to Exhibit 4.9 of the Company's
                      Registrations Statement on Form S-4, File No. 333-34850).

        4.35   --     Form of Global 9.375% Senior Subordinated Note due 2009
                      (incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        4.36   --     Form of Global 10 1/2% Senior Subordinated Note due 2010
                      (incorporated herein by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-4, File No.
                      333-34850).

        4.37   --     Amended and Restated Credit Agreement dated July 28, 1999, among Classic Cable, Inc., as Borrower, the Lenders
                      Parties thereto, Goldman Sachs Credit Partners, L.P., as
                      Lead Arranger and Syndication Agent, The Chase Manhattan
                      Bank, as Documentation Agent and Union Bank of California,
                      N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.6 of the Company's Registration
                      Statement on Form S-4, File No. 333-63643).

        4.38   --     Facilities Commitment Letter, dated June 24, 1999, between
                      Classic Cable, Inc. and Goldman Sachs Credit Partners L.P.
                      (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        4.39   --     Purchase Agreement, dated July 21, 1999, by and among
                      Classic Cable, Inc. and Goldman, Sachs & Co., Donaldson,
                      Lufkin & Jenrette Securities Corporation and Merrill
                      Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 10.14 of the Company's
                      Registration Statement on Form S-4, File No. 333-63643).

        4.40   --     Registration Rights Agreement, dated as July 29, 1998, by
                      and between Classic Communications, Inc., and Merrill
                      Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.3A to Classic Communications, Inc.'s Registration Statement on Form S-4, File No.
                      333-63641).

        4.41   --     Shareholder and Registration Rights Agreement dated as of
                      July 29, 1998, by and among Classic Communications, Inc., and

                      Certain Stockholders and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.3B to Classic Communications, Inc.'s Registration Statement on Form S-4, File No. 333-63641).

        4.42   --     Amended and Restated Registration Rights Agreement dated
                      as of October 31, 1995, modified by Amendment No. 1 (dated as of October 31, 1995) and Amendment No. 2 (dated as of
                      December 27, 1995) (incorporated by reference to Exhibit
                      4.3C to Classic Communications, Inc.'s Registration
                      Statement on Form S-4, File No. 333-63641).

        4.43   --     Amended and Restated Shareholders Agreement dated as of
                      October 31, 1995, modified by Amendment No. 1 (dated as of
                      October 31, 1995), Amendment No. 2 (dated as of December
                      27, 1995), and Amendment No. 3 (dated as of December 19,
                      1997) (incorporated by reference to Exhibit 4.3D to Classic Communications, Inc.'s Registration Statement on
                      Form S-4, File No. 333-63641).

        4.44   --     Amended and Restated Stockholders' Agreement, dated as of
                      December 13, 1999, by and among Classic Communications,
                      Inc., Brera Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.52 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 333-63643).

        4.45   --     Amended and Restated Registration Rights Agreement, dated
                      as of December 13, 1999, by and among Classic
                      Communications, Inc., Brera Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.53 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 333-63643).

        10.1   --     Employment Agreement dated as of July 29, 1999 by and
                      between Classic Cable, Inc. and Ronald W. Martin
                      (incorporated by reference to the identically numbered
                      Exhibit to Classic Communications, Inc.'s Registration
                      Statement on Form S-1 (Registration No. 333-89295).

        10.2   --     Employment Agreement dated as of July 29, 1999 by and
                      between Classic Cable, Inc. and Elizabeth Kay Monigold
                      (incorporated by reference to the identically numbered
                      Exhibit to Classic Communications, Inc.'s Registration
                      Statement on Form S-1 (Registration No. 333-89295).

        10.3   --     Employment Agreement, dated as of July 28, 1999, by and
                      between Classic Communications, Inc., Classic Cable, Inc.
                      and J. Merritt Belisle (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on
                      Form S-4, File No. 333-63643).

        10.4   --     Employment Agreement, dated as of July 28, 1999, by and
                      between Classic Communications, Inc., Classic Cable, Inc.
                      and Steven E. Seach (incorporated herein by reference to Exhibit

                      10.4 of the Company's Registration Statement on Form S-4, File No. 333-63643).

        10.5   --     Employment Agreement dated as of April 24, 2000 by and
                      between Classic Communications, Inc., Classic Cable, Inc.
                      and Dale R. Bennett (incorporated by reference to Exhibit
                      10.1 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File No.
                      333-63643).

        10.6   --     Employment Agreement dated as of November 3, 2000 by and
                      between Classic Communications, Inc., Classic Cable, Inc.
                      and Daniel J. Pike.

        10.7   --     Employment Agreement dated as of September 11, 2000 by and between Classic Communications, Inc., Classic Cable, Inc.
                      and Todd Cruthird.

        10.8   --     Consulting Agreement dated as of December 21, 2000 among
                      Classic Communications, Inc., Classic Cable, Inc., J.
                      Merritt Belisle, and The Black Creek Group.

        10.9   --     Separation of Employment agreement dated as of January 26,
                      2001 by and between Classic Communications, Inc., Classic
                      Cable, Inc., and Steven E. Seach.

        10.10  --     Termination Agreement dated as of January 15, 2001 by and
                      between Classic Communications, Inc. and Ronald W. Martin.

        10.11  --     Amendment and Waiver No. 1 to the Amended and Restated
                      Credit Agreement dated November 15, 1999 among Classic
                      Cable, Inc., as Borrower, the Lenders Parties thereto,
                      Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                      Syndication Agent, and The Chase Manhattan Bank, as
                      Documentation Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission
                      File No. 333-63643).

        10.12  --     Amendment and Waiver No. 3 to the Amended and Restated
                      Credit Agreement dated September 29, 2000 among Classic
                      Cable, Inc., as Borrower, the Lenders Parties thereto,
                      Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                      Syndication Agent, and The Chase Manhattan Bank, as
                      Documentation Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File
                      No. 333-63643).

        10.13  --     Amended and Restated Credit Agreement dated January 31,
                      2000 among Classic Cable, Inc., as Borrower, the Lenders
                      Parties thereto, Goldman Sachs Credit Partners, L.P., as
                      Lead Arranger and Syndication Agent, and The Chase
                      Manhattan Bank, as Documentation Agent, and Union Bank of
                      California,

                      N.A., as Administrative Agent (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 333-63643).

        10.14  --     Management and Advisory Fee Agreement dated May 24, 1999
                      (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        10.15  --     Asset Purchase Agreement dated May 14, 1998 by and between
                      Cable One, Inc. and Black Creek Communications, Inc.
                      (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        10.16  --     Assignment of Asset Purchase Agreement dated June 19, 1998
                      (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        10.17  --     Amendment No. 1 to Asset Purchase Agreement dated July 15,
                      1998 (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        10.18  --     Investment Agreement dated as of May 24, 1999 between
                      Brera Classic, LLC and Classic Communications, Inc.
                      (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-4, File No.
                      333-63643).

        12.1   --     Statement of Earnings to Fixed Charges.