Form 10-K
period 2001-12-31
CLASSIC CABLE INC
filed 2002-04-01
CIK 1069604

                                    FORM 10-K
                                 --------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
            {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001
                                       OR
          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

       Registrant's telephone number, including area code: (903) 581-2121
                                 --------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
                                 --------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes {X}          No { }
                                 --------------

      Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. { }

                                 --------------
           As of February 28, 2001, there were 1,000 shares of Common
                               Stock outstanding.
                                 --------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               CLASSIC CABLE, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                   PART I
Item 1     Business...................................................................................... 3
Item 2     Properties....................................................................................24
Item 3     Legal Proceedings.............................................................................24
Item 4     Submission of Matters to a Vote of Security Holders...........................................25

                                                   PART II

Item 5     Market for the Registrant's Common Stock and Related Stockholder Matters......................26
Item 6     Selected Financial Data.......................................................................26
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations.........27
Item 8     Financial Statements and Supplementary Data...................................................36
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........36

                                                  PART III

Item 10    Directors and Executive Officers of the Company...............................................37
Item 11    Executive Compensation........................................................................38
Item 12    Security Ownership of Certain Beneficial Owners and Management................................41
Item 13    Certain Relationships and Related Transactions................................................42

                                                   PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................43

SIGNATURES...............................................................................................51

                                   ----------

This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Classic," "we," "us" and "our" refer to Classic Cable, Inc. and its subsidiaries.

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

Forward-looking statements generally can also be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe the expectations reflected in such forward-looking statements are accurate.

However, we cannot assure you such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause such or contribute to such differences include, but are not limited to:

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

As of December 31, 2001, our consolidated cable operations served approximately 331,000 basic subscribers and passed approximately 722,000 homes in the United States.

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

INCREASE THE REVENUE-GENERATING CAPACITY OF OUR CABLE PLANT

Through our capital improvement program, we plan to upgrade the capabilities of our cable plant and systematically utilize cost-effective and appropriate technology for the market served. These upgrades include:

         o Electronic upgrades to at least 450 MHz bandwidth capacity in selected systems;

         o The deployment of digital compression services such as Headend in The Sky(R), known as HITS and Quick Take, a digital compression service developed by National Digital Television Center, Inc.;

         o The deployment of Hits to the Home, a medium power satellite digital service developed by National Television Center, Inc.; and

         o        The deployment of fiber optic cable.

We seek to benefit from the capital improvement program by generating additional revenue from:

         o        Expanded tiers of basic programming;

         o        Multiplexed premium services;

         o        Pay-per-view movies and events;

         o        Digital music;

         o        On-screen navigators;

         o        Home shopping services;

         o        High-speed data services;

         o        Internet access; and

         o        Advertising.

IMPLEMENT OUR BROADBAND SERVICES

DIGITAL SERVICES. Depending on the size of the system, we offer or intend to offer digital video services through either a digital headend or through a direct-to-home solution. In larger systems, we provide enhanced digital video in our upgraded and certain other systems using HITS or Quick Take. HITS enables us to deliver video services such as:

         o        pay-per-view programming;

         o        on-screen programming navigators;

         o multiplexed premium channels such as HBO-Family and HBO-Signature;

         o        digital music; and

         o        multiple tiers of niche satellite basic programming.

For systems with fewer than 2,000 subscribers, or other systems whose headends are uneconomical to upgrade, we intend to use a digital satellite alternative to provide a more robust cable product offering. For example, HITS has developed a seamlessly delivered digital satellite programming overlay product direct to the home. This product, HITS-2-Home, offers customers a programming selection comparable to that currently offered by HITS to the headend.

INTERNET SERVICES. We believe that additional revenue opportunities exist in non-metropolitan markets by providing advanced telecommunication services, such as Internet access and the delivery of high-speed data services, including local- and wide-area network applications, for residential and commercial customers.

SALE OF CERTAIN ASSETS. We believe that our business objectives could be furthered by the sale or exchange of certain of our small cable systems and, possibly, a limited number of selected other systems. Additionally, we are considering the value of selling or leasing all or part of our communications towers that are located throughout our ten state service area.

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

PROGRAMMING

Our cable systems offer our customers a wide range of programming options including local network, independent and educational, public access, pay-per-view, digital music, and satellite-delivered non-broadcast channels such as CNN, MTV, USA, ESPN, and TNT. Premium offerings are available on a per-channel basis and in many systems as part of premium service packages. The programming offered varies among the cable systems due to the channel capacity and viewer interest.

We have various contracts to obtain basic, satellite and premium programming for our cable systems from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume and/or penetration discount pricing structures and/or offer marketing support. In addition, we are a member of a programming consortium consisting of small to medium sized multiple cable systems operators and individual cable systems serving, in the aggregate, over ten million cable subscribers. The consortium helps create efficiencies in the areas of securing and administering programming contracts, as well as establishing more favorable programming rates and contract terms for small and medium sized cable operators. We do not have long-term programming contracts for the supply of a substantial amount of our programming. In cases where we do have such contracts, they are generally for fixed periods of time ranging from one to five years and are subject to negotiated renewal. The loss of contracts with certain of our programming suppliers would have a material adverse effect on our results of operations. Our bankruptcy proceedings, discussed in the General Developments section, may significantly impact the status of our programming contracts. Cable programming costs are expected to continue to increase due to additional programming being provided to customers, increased costs to purchase cable programming, inflationary increases and other factors. We cannot assure you that our programming costs will not increase substantially in the near future or that other materially adverse terms will not be added to our programming contracts.

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

CUSTOMER RATES

Monthly customer rates for services vary from market to market. Subscribers generally are charged monthly fees based on the level of cable service selected. The monthly prices for various levels of services (excluding services offered on a per-channel or transactional per-program basis) range generally from $15.95 to $25.95 for basic services and from $29.95 to $41.95 for expanded basic services.

We also provide premium television services to our cable subscribers for an additional monthly charge. Such services (including HBO, Showtime and other entertainment networks) are currently sold at a median price of $10.95 per premium when purchased as an a la carte item. Various discounts and promotions are offered to customers who wish to purchase a combination premium package.

Customers who upgrade to our digital packages are offered monthly services for $39.95 to $69.95. Digital packages include standard basic and premium programming, digital music, pay-per-view access, an interactive program guide, as well as a broader menu of both broadcast cable and premium offerings. The digital packages are designed to provide greater flexibility to meet our customer needs.

In limited areas, we offer high speed Internet access to residential customers for $49.90 per month. In addition, we also offer to commercial customers in these markets various internet access options.

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

GENERAL DEVELOPMENTS

BANKRUPTCY PROCEEDINGS

On November 13, 2001, we, CCI and all of our wholly owned subsidiaries filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). We, CCI and each of our debtor subsidiaries continue to manage our businesses as a debtor-in-possession. The Chapter 11 cases are being jointly administered under Case No. 01-11257. The Chapter 11 cases are discussed in greater detail in the Notes to the Consolidated Financial Statements. As debtors-in-possession, management is generally authorized to operate the businesses, but may not engage in certain transactions, including those outside the ordinary course of business, unless approved by the Court. After the Chapter 11 filings, CCI obtained several Court orders authorizing the payment of certain pre-petition liabilities (such as certain employee wages and benefits and programming fees) and taking certain actions designed to preserve the going concern value of the business and thereby enhance the reorganization prospects.

Under bankruptcy law, absent a court order, actions by creditors to collect certain pre-petition indebtedness owed by us at the filing date are stayed and certain other pre-petition contractual obligations may not be enforced against us. In addition, we have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The amounts of claims filed by creditors could be significantly different from the amounts we have recorded. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

A final order of the Court approved a $30 million secured super-priority debtor-in-possession revolving credit agreement ("DIP Financing") for us with Goldman Sachs Credit Partners L.P. ("Goldman Sachs") as administrative agent, lead arranger and syndication agent. As of December 31, 2001, we were not in compliance with certain covenants contained therein. See the section "Debt Agreements" below for further discussion.

Pursuant to the Bankruptcy Code, we have filed schedules with the Court setting forth our assets and liabilities as of the date of the filing. Differences between amounts recorded by us and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 cases. The bar date for filing certain proofs of claim against us is March 29, 2002 (May 13, 2002 for governmental entities). Accordingly, the ultimate number and allowed amount of such claims are not presently known.

BRECKENRIDGE SALE

In October 2001, we, through certain subsidiaries, sold assets associated with the Breckenridge, Colorado cable system to TCI Cable Partners of St. Louis, L.P. for approximately $16.3 million, subject to working capital adjustments. We expect to receive the final payment in the second quarter of 2002. We don't estimate receiving more than $1.5 million. This amount is subject to change. On October 24, 2001, our 1999 credit facility was amended to permit the Breckenridge disposition.

RESTRUCTURING

In the fourth quarter of 2000, we initiated a plan to streamline our field operations and to consolidate all of our corporate and administrative functions at our Tyler, Texas office. This plan included the closing of the Plainville, Kansas call center (move to Tyler completed April 2001) and the Austin, Texas corporate office (move completed to Tyler February 2001). In conjunction with the plan, we accrued and charged to corporate overhead in the fourth quarter of 2000 $1.1 million of termination benefits relating to approximately 200 employees. The affected employees were primarily in administrative functions in office locations that were closed during 2001, including Plainville and Austin. In addition, certain levels of operations management were eliminated. All amounts were paid out in 2001 to 163 employees. Other costs related to our restructuring efforts incurred during 2001 were $655,000.

STAR ACQUISITION

In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of Class A Voting Common Stock ("Class A Common Stock").

DEBT AGREEMENTS

In November 2001, we borrowed $2.0 million on our $30 million DIP Financing. As of December 31, 2001, we were not in compliance with certain financial and other covenants specified in our DIP Financing and our 1999 credit facility. We are prohibited from drawing any more funds on the DIP Facility until we either cure the defaults or the lenders agree to waive such defaults. We are currently in negotiations on an amendment and waiver to the DIP Financing to cure such covenant violations. There are no guarantees that the negotiations will be successful or if they are that we will be able to comply with the covenants.

We failed to make an aggregate $7.2 million of interest payments due on our 9.375% senior subordinated notes and our 9.875% senior subordinated notes that were due on August 1, 2001. In addition, we failed to make the $11.8 million interest payment on our 10.5% senior subordinated notes that was due on September 4, 2001. Our failure to make the interest payments is an event of default under the Indentures under which the notes were issued.

As a result of the bankruptcy filing, all available commitments of the 1999 credit facility were cancelled.

In February 2001, we borrowed an additional $19.5 million on our revolver.

In February 2000 we issued $225 million of 10.5% senior subordinated notes due 2010. Interest payments on these notes began in September 2000. The proceeds of the offering were used to fund a portion of the acquisition of the assets of Star, repay a portion of indebtedness under our senior credit facility and repurchase approximately $36 million of our 9.875% senior subordinated notes due 2008.

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

The 1999 credit facility was amended in February 2000 and September 2000 to (a) allow for the Star acquisition, (b) allow for certain transactions related to our tower portfolio, and (c) modify some of the financial covenants in the credit facility. The amendment of the 1999 credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

The amendments to the 1999 credit facility also increased the applicable margins associated with the facility's interest calculations as well as the range of potential quarterly commitment fees. The quarterly commitment fees can range from 0.375% to 0.750% per annum on the unused loan commitments.

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information.

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

TECHNICAL OVERVIEW

We endeavor to maintain high technical performance standards in all of our cable systems. To accomplish this, we continue to invest capital to upgrade our cable systems selectively. This investment will (a) expand channel capacities, (b) enhance signal quality, (c) improve technical reliability, and (d) provide a platform to develop high-speed data services and Internet access. Before committing the capital to upgrade or rebuild a system, we carefully assess:

         o the existing technical reliability and picture quality of the system;

         o        basic subscribers' demand for more channels;

         o        requirements in connection with franchise renewals;

         o        programming alternatives offered by our competitors;

         o customers' demand for other cable television and broadband telecommunications services; and

         o        the return on investment of any such capital outlay.

We own or lease approximately 670 towers that are used to receive off-air broadcast signals from the nearest urban transmit site or via intermittent microwave relay stations. Our towers range from 10 feet to 600 feet in height and approximately 150 of our towers are at least 200 feet in height. We lease tower space to cellular telephone, personal communications services paging and other transmission companies for a fixed monthly charge typically dictated by long-term contract.

FRANCHISES

Cable television systems are typically constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain conditions, such as:

         o time limitations on commencement and completion of construction;

         o conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and

         o        the maintenance of insurance and indemnity bonds.

Certain provisions of local franchises are subject to state regulation as well as federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecommunications Act.

Our franchises, all of which are non-exclusive, generally provide for the payment of fees to the issuing authority. Franchise fees imposed on the cable systems range from 0% to 5% of certain revenues generated by the cable systems. With limited exceptions, franchise fees are passed directly through to the customers on their monthly bills. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues, and permits a cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. In some cases, our franchises can be terminated by the franchising authority prior to the stated expiration date for uncured breaches by us of material provisions.

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

Cable television systems generally operate pursuant to franchises granted on a nonexclusive basis, so that more than one cable television system may be built in the same area, known as an "overbuild," with potential loss of revenue to the operator of the original system. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded to us. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. Although a private competitor ordinarily would seek a franchise from a local jurisdiction, municipalities have built and operated their own systems. Overbuilds historically have been relatively rare, as constructing and developing a cable television system is capital-intensive, and it is difficult for the new operator to gain a marketing advantage over the incumbent operator. We currently have 17 systems in an overbuild situation passing approximately 17,389 homes.

In recent years, the FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite to satellite dishes as small as 18 inches located on customer premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems provide movies, broadcast stations, and other program services comparable to those of cable television systems. DBS systems can also provide high speed Internet access. DBS service can be received anywhere in the continental United States through installation of a small rooftop or side- mounted antenna. This technology has the capability of providing more than 100 channels of programming over a single high-powered satellite with significantly higher capacity if multiple satellites are placed in the same orbital position. DBS is currently being heavily marketed on a nationwide basis by two DBS providers. DBS providers are significant competition to cable service providers, including us.

The 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. The FCC also adopted regulations that preempt certain local restrictions on satellite and over-the-air antenna reception of video programming services, including zoning, land-use or building regulations, or any private covenant, homeowners' association rule or similar restriction on property within the exclusive use or control of the antenna user. Digital satellite service, known as DSS, offered by DBS systems has certain advantages over traditional analog cable systems with respect to programming and digital quality, as well as disadvantages that include high up-front costs and a lack of local service and equipment distribution. Our strategy of providing pay-per-view and perhaps satellite niche programming via digital services in certain of our cable systems is designed to combat digital satellite service competition. "Bundling" of our video service with advanced telecommunications services in certain of the cable systems may also be an effective tool for competing with DSS. DBS suffers certain significant operating disadvantages compared to cable television, however, including line-of-sight reception requirements and up-front costs associated with the dish antenna and equipment. Legislation removing legal obstacles to retransmitting local broadcast programming to DBS subscribers was signed into law by President Clinton on November 29, 1999. This eliminated a significant competitive advantage which cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets which we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity.

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

Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable systems. Congress has also repealed the prohibition against national television networks owning cable systems. Various local exchange carriers, commonly referred to as LECs, currently are providing video programming services to some locations within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, but also through the use of wireless or MMDS transmission. A number of telephone companies have obtained cable television franchises from local governmental authorities and provide cable television services. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. The entry of telephone companies as direct competitors is likely to continue and could adversely affect the profitability and valuation of our cable systems. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. We believe, however, that the non-metropolitan markets in which we provide or expect to provide cable services are unlikely to support such competition from LECs in the provision of video and telecommunications broadband services given the lower population densities and higher costs per subscriber of installing a plant.

The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could also have an adverse effect on our business. Well-capitalized businesses from outside the cable industry may also become competitors for franchises or providers of competing services.

Other new technologies may become competitive with non-entertainment services offered by cable television systems. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their sub-carrier frequencies to provide non-broadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems and the introduction of new xDSL services by LECs and other common carriers provide facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other non-video services. Wireless Internet access is now offered in many markets by cellular, PCS and other mobile service providers, such as Nextel.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on our operations.

EMPLOYEES

At December 31, 2001, Classic had approximately 885 employees. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable - the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government, or PEG access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

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

CABLE ENTRY INTO TELECOMMUNICATIONS

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. There have been several conflicting and inconclusive federal court decisions that addressed the issues of lawful "management of the right-of-ways" and "competitively neutral compensation," but some doubt remains. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs argue they can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five-year phase-in period beginning in 2001 if the cable operator provides telecommunications service, as well as cable service, over its plant. Although recent decisions of the United States Supreme Court and the FCC have clarified that a cable operator's provision of Internet service does not affect the favorable pole attachment rates, we anticipate that utility companies will continue to press for higher pole rates.

CABLE SYSTEMS PROVIDING INTERNET SERVICE

Although there is at present no significant federal regulation of cable system delivery of Internet services, the FCC recently issued reports finding no immediate need to impose such regulation but requesting comment on various regulatory possibilities. Increased regulation may occur as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide nondiscriminating access to unaffiliated Internet service providers and online service providers. The Federal Trade Commission and the FCC imposed certain open access requirements on Time Warner and AOL in connection with their merger, but those requirements are not applicable to other cable operations. Additionally, some local franchising authorities have imposed mandatory Internet access requirements on cable operators, although there are conflicting court decisions regarding the legality of such actions. Numerous other franchise authorities are considering imposing similar requirements, either during transfer or renewal processes or by promulgating regulations pursuant to their general franchise authority. Finally, several states are considering legislation that would require mandatory access for unaffiliated Internet service providers. Some large cable systems have committed to provide such access in the future. These developments could, if they become widespread, burden the capacity of cable systems and complicate and delay plans for providing Internet service.

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

OTHER REGULATIONS OF THE FCC

In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

o equal employment opportunity (currently stayed as a result of a judicial ruling);

o        subscriber privacy;

o        programming practices, including, among other things:

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

                  (8) children's programming advertisements; and

                  (9) closed captioning;

o        registration of cable systems and facilities licensing;

o        maintenance of various records and public inspection files;

o        aeronautical frequency usage;

o        lockbox availability;

o        antenna structure notification;

o        tower marking and lighting;

o        consumer protection and customer service standards;

o        technical standards;

o        consumer electronics equipment compatibility;

o        emergency alert systems;

o        pole attachments; and

o        franchise transfers.

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

RISK FACTORS

WE FACE SIGNIFICANT CHALLENGES IN CONNECTION WITH OUR BANKRUPTCY REORGANIZATION.

On November 13, 2001, we, CCI and all of our subsidiaries filed voluntary petitions for reorganization under U.S. bankruptcy law. Since the filing date, we, along with our subsidiaries, have been operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code.

Our management is continuing the process of stabilizing our businesses and evaluating our operations before beginning the development of a plan of reorganization. After a plan of reorganization and the related disclosure statement is filed with the Court, if the Court approves the disclosure statement, the plan and disclosure statement will be sent to certain creditors and other parties in interest in order to solicit acceptance of the plan and, following such solicitation, if the requisite votes are obtained, the Court will consider whether to confirm the plan. When proposed, our plan of reorganization may not receive the requisite acceptance by creditors and other parties in interest or the Court may not confirm the proposed plan.

In addition, due to the nature of the reorganization process, actions may be taken by creditors or other parties in interest that may have the effect of preventing or unduly delaying confirmation of a plan of reorganization in connection with the Chapter 11 cases. Accordingly, we can provide no assurance as to whether or when a plan of reorganization may be confirmed in the Chapter 11 cases.

Additional risk factors associated with the reorganization include, but are not limited to, the following:

         o potential adverse developments with respect to our liquidity, results of operations or ability to continue as a going concern;

         o our ability to operate, fund and execute our business plan pursuant to the terms of the DIP Financing and obtain Court approval of the motions prosecuted by us from time to time;

         o the availability of exit financing to facilitate emergence from Chapter 11 pursuant to a plan of reorganization;

         o        the duration of the Chapter 11 proceedings; and

         o uncertainties with respect to the official committee of unsecured creditors; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert our cases to Chapter 7 cases.

ADVERSE CONSEQUENCES ASSOCIATED WITH THE CHAPTER 11 CASES MAY ADVERSELY AFFECT OUR OPERATIONS.

The potential adverse publicity associated with the Chapter 11 cases and the resulting uncertainty regarding our future prospects may hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers. In addition, the Chapter 11 cases could negatively impact our ability to attract, retain and compensate key executives and to retain employees generally and limit our ability to obtain trade credit and impair present and future relationships with vendors and service providers.

UNCERTAINTY WITH RESPECT TO TREATMENT OF OUR LIABILITIES COULD NEGATIVELY AFFECT OUR OPERATIONS.

As of the filing of the Chapter 11 cases, in general all pending litigation against us has been stayed and no party may take any action to realize on our pre-petition claims except pursuant to further order of the Court. In addition, we may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Court. While we anticipate substantially all liabilities as of the petition date will be dealt with in accordance with a plan of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code, there can be no assurance that all the liabilities will be handled in this manner. In addition, additional liabilities subject to the bankruptcy proceedings may arise in the future as a result of the rejection of executory contracts and/or unexpired leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty.

OUR FINANCIAL STATEMENTS ASSUME WE WILL CONTINUE AS A "GOING CONCERN" EVEN THOUGH THERE IS SUBSTANTIAL DOUBT IN THIS REGARD.

Our consolidated financial statements included elsewhere in this Annual Report have been prepared assuming we will continue as a "going concern." Because of the Chapter 11 cases and the circumstances leading to their filing, there is substantial doubt about our ability to continue as a "going concern." Our continuation as a "going concern" depends on, among other things, confirmation of a plan of reorganization, our ability to comply with the terms of our DIP Financing and our ability to generate sufficient cash from operations and financing arrangements to meet our obligations. If the "going concern" basis was not appropriate for our consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

In addition, the amounts reported in the consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of a plan of reorganization. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere in this Annual Report.

WE FACE UNCERTAINTY REGARDING THE ADEQUACY OF OUR CAPITAL RESOURCES AND HAVE LIMITED ACCESS TO ADDITIONAL FINANCING.

In addition to the cash requirements necessary to fund ongoing operations, we anticipate we will incur significant professional fees and other restructuring costs in connection with the Chapter 11 cases and the restructuring of our business operations. However, as a result of the uncertainty surrounding our current circumstances, it is difficult to predict our actual liquidity needs at this time. Although, based on current and anticipated levels of operations, management believes our cash flow from operations, together with amounts available under our DIP Financing, will be adequate to meet our anticipated cash requirements during the pendency of the Chapter 11 cases, ultimately such amounts may not be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance and be confirmed by the Court. In the event cash flows and available borrowings under the DIP Financing are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenditures or seek additional financing. We can provide no assurance that reductions in planned expenditures would be sufficient to cover shortfalls or that additional financing would be available or, if available, offered on acceptable terms. As a result of the Chapter 11 cases and the circumstances leading to their filing, our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. As the foregoing indicates, our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Court.

WE ARE CURRENTLY IN DEFAULT UNDER THE DIP FINANCING.

As a result of expenses incurred by us in connection with the issuance of coupons as part of a marketing campaign, we are currently not in compliance with certain covenants and provisions of the DIP Financing, including the covenant that requires us to maintain minimum earnings before interest, taxes, depreciation and amortization (EBITDA). We are also in default of certain reporting provisions and mandatory prepayment provisions of the DIP Financing. This non-compliance constitutes an event of default under the DIP Financing. CCI, as well as all of our subsidiaries, guarantee our obligations under the DIP Financing and such obligations are secured by a lien on all of our assets as well as those of our subsidiaries. We are in the process of negotiating an amendment to the DIP Financing which would, among other things, relax certain financial covenants under which we is currently in default. If we cannot negotiate an amendment and/or waiver with respect to the DIP Financing and are unable to secure alternative financing, our ability to continue the Chapter 11 cases would be significantly compromised. We cannot assure you we will be successful in negotiating an amendment to the DIP Financing or that, if successful, such an amendment will be on terms and conditions favorable to us.

WE ARE SUBJECT TO MATERIAL RESTRICTIONS ON THE CONDUCT OF OUR BUSINESS.

We, along with our subsidiaries, are operating our businesses as debtors-in-possession pursuant to the Bankruptcy Code. Under applicable bankruptcy law, during the pendency of the Chapter 11 cases, we will be required to obtain the approval of the Court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to any such approval. Accordingly, although we may sell assets and settle liabilities (including for amounts other than those reflected on our financial statements), with the approval of the Court, there can be no assurance that the Court will approve any sales or settlements we propose. The Court also has the authority to oversee and exert control over our ordinary course operations.

In addition, the DIP Financing contains certain covenants requiring us to maintain a minimum number of subscribers, maintain minimum EBITDA levels, achieve minimum revenue levels and limit our capital expenditure levels. As a result of the restrictions described above, our ability to respond to changing business and economic conditions may be significantly restricted and we may be prevented from engaging in transactions we might otherwise consider beneficial.

We are also subject to covenants contained in our indentures and our pre-petition credit facility which materially limit our financial and operating flexibility by restricting, among other things, our ability to:

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

         o        pledge assets; and

         o        issue capital stock.

WE HAVE HAD A HISTORY OF NET LOSSES AND CANNOT ASSURE YOU WE WILL NOT CONTINUE TO REPORT NET LOSSES FOR THE FORESEEABLE FUTURE.

We have grown rapidly and have a limited history of operating our current cable systems, which, along with the Chapter 11 cases, may make it difficult for you to evaluate our performance. We acquired a substantial portion of our operations in 1999 and early 2000 and the Star and Buford acquisitions more than doubled the number of subscribers served by our cable systems. As a result of the Chapter 11 cases and our acquisitions, you have limited information upon which to evaluate our performance in managing our current cable systems, and our historical financial information may not be indicative of the future results we can achieve with our cable systems. While any plan of reorganization we may file should provide for a feasible business plan after emergence from the bankruptcy process, we cannot guarantee we will not continue to report net losses.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO CONTINUE THE DEVELOPMENT OF OUR BUSINESS.

Our business requires substantial capital for the upgrade, expansion and maintenance of our cable systems. We may not be able to obtain the funds necessary to finance our capital improvement program through internally generated funds, additional borrowings or other sources, particularly while we are subject to the Chapter 11 cases. If we are unable to obtain these funds, our growth could be adversely affected.

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

Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage which cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets which we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We are not able to predict the effects these competitive developments might have on our business and operations.

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

OUR FRANCHISES ARE SUBJECT TO NON-RENEWAL OR TERMINATION BY LOCAL AUTHORITIES, WHICH COULD CAUSE US TO LOSE OUR RIGHT TO OPERATE SOME OF OUR SYSTEMS.

Cable television companies operate under non-exclusive franchises granted by local authorities that are subject to renewal, renegotiation and termination from time to time. Our cable systems are dependent upon the retention and renewal of their respective local franchises. The pendency of the Chapter 11 cases may make it more difficult for us to retain or renew our franchises and any renewals may not be on terms favorable to us. The non-renewal or termination of franchises with respect to a significant portion of any of our cable systems would have a material adverse effect on our business.

There can be no assurance that we will be successful in accomplishing our objectives and meeting the challenges summarized above. If we are not successful, our business and results of operations could be materially, negatively impacted.

ITEM 2.  PROPERTIES

A cable television system consists of four principal operating components. The first component, known as the headend, receives television, radio and information signals by means of special antennas and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment. The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. The fourth component, a converter, is the home terminal device that expands channel capacity to permit reception of digital programming.

Our principal physical assets consist of cable television systems, including signal-receiving, encoding and decoding apparatus, headends, distribution systems and subscriber house drop equipment for each of the cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Our distribution systems consist primarily of coaxial cable, optic cable and related electronic equipment. Subscriber equipment consists of taps, house drops and converters. We own our distribution systems, various office fixtures, test equipment and certain service vehicles. The physical components of the cable systems require maintenance and periodic upgrading to keep pace with technological advances.

Our cables generally are attached to utility poles under pole rental agreements with local public utilities; although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates most pole attachment rates under the federal Pole Attachment Act except for utility poles of municipal or cooperative owned utilities or in states that have certified to the FCC that the state will regulate such pole attachments.

At December 31, 2001, our cable systems were principally located in Texas, Arkansas, Oklahoma, Louisiana, Missouri, Kansas, Colorado, Nebraska, New Mexico and Ohio. We own or lease parcels of real property throughout our region of operations for signal reception sites, such as antenna towers and headends, microwave complexes and business offices, including our principal executive offices. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

On November 13, 2001, we, CCI and our subsidiaries filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). We and our subsidiaries remain in possession of our assets and properties, and continue to operate our businesses and manage our properties as debtors-in-possession pursuant to the provisions of the Bankruptcy Code.

In the ordinary course of business, we are the subject of various pending or threatened legal actions. Prosecution of certain of these actions may be stayed by our Chapter 11 filing. We believe any ultimate liability arising from these actions should not have a material adverse effect on our consolidated financial position at December 31, 2001.

The Chapter 11 cases are being jointly administered under Case No. 01-11257. We anticipate that substantially all of our liabilities as of the date of the filing will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 cases in accordance with the provisions of the Bankruptcy Code. As a consequence of the bankruptcy filing, all pending litigation against us is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Court, no party may take any action to recover on pre-petition claims against us. Please see Note 2 to the Consolidated Financial Statements.

On December 13, 2001, the Court entered a final order approving our post-petition DIP Financing in the amount of $30 million with certain of our pre-petition senior lenders. The DIP Financing was arranged by Goldman Sachs Credit Partners LP as administrative agent under Section 364 of the Bankruptcy Code.

In addition to the post-petition financing motion, we obtained Court authority to (1) pay certain "critical vendors and service providers" in an amount up to approximately $8 million, (2) continue use of our existing cash management system, (3) pay certain pre-petition compensation and benefits to our employees,
(4) address adequate assurance demands made by utilities, and (5) continue certain customer practices designed to maintain and attract customers.

On March 13, 2002, we filed a motion asking the Court to extend the time in which we have an exclusive right to file a plan of reorganization to May 13, 2002. Pursuant to local rules, our exclusive periods are extended until the Court rules on the motion. The motion also sought Court authorization to extend the exclusive period within which we may solicit acceptances of any such plan of reorganization through July 9, 2002.

In addition to the Chapter 11 cases, we are involved in various claims and lawsuits incidental to our business. The outcome of such suits, however, is not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

ABSENCE OF A TRADING MARKET

Our common stock is not publicly traded. Therefore, there is no established public trading market for the common stock, and none is expected to develop in the foreseeable future.

HOLDER

All of our shares of common stock, $0.01 par value, are owned by CCI.

DIVIDENDS

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical financial and operating data about us. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes relating to those statements included elsewhere in this document. You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report for a discussion of events which affect the comparability of the information reflected in this financial data.

                                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                    2001            2000            1999            1998            1997
                                                ------------    ------------    ------------    ------------    ------------
                                                                               (IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues ....................................   $    177,304    $    182,349    $    114,405    $     71,667    $     62,557
Costs and expenses ..........................        135,082         112,665          74,421          43,935          38,117
Depreciation and amortization ...............         99,212          88,524          51,484          30,531          27,832
Asset impairment ............................        199,613              --              --              --              --
Chapter 11 related reorganization items .....         16,099              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
Operating income (loss) .....................       (272,702)        (18,840)        (11,500)         (2,799)         (3,392)
Interest expense ............................        (57,741)        (55,743)        (31,201)        (20,688)        (20,759)
Gain on sale of cable systems ...............          9,457             370              --              --           3,644
Write-off of abandoned telephone
   operations ...............................             --              --              --            (220)           (500)
Other income (expense) ......................             16           2,340             605             192              71
                                                ------------    ------------    ------------    ------------    ------------
Loss before income tax benefit and
   extraordinary loss .......................       (320,970)        (71,873)        (42,096)        (23,515)        (20,936)
Income tax benefit ..........................             --          26,002          10,128           2,339           7,149
Extraordinary loss ..........................             --          (5,501)         (4,093)         (5,524)             --
                                                ------------    ------------    ------------    ------------    ------------
Net loss ....................................   $   (320,970)   $    (51,372)   $    (36,061)   $    (26,700)   $    (13,787)
                                                ============    ============    ============    ============    ============

BALANCE SHEET DATA:
Total assets ................................   $    464,157    $    745,270    $    677,688    $    252,496    $    220,218
Total debt ..................................        579,871         559,036         454,332         220,804         187,967
Total liabilities ...........................        664,417         624,560         519,508         239,354         204,180
Total stockholder's equity (deficit) ........       (200,260)        120,710         158,180          13,142          16,038

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Risk Factors" above for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "anticipates," "considering," "believe," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2001, 2000 and 1999.

We do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, long-lived assets, income taxes, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Property, plant and equipment, goodwill, and other intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

OVERVIEW

On November 13, 2001 we, CCI and all of our wholly owned subsidiaries listed below filed voluntary petitions for reorganization (the "Petitions") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court"). The following subsidiaries filed Chapter 11 petitions:

   CallCom24, Inc.                       Classic Cable of Oklahoma, Inc.   Correctional Cable TV, Inc.

   Classic Telephone, Inc.               Friendship Cable of Texas, Inc.   Television Enterprises, Inc.

   Friendship Cable of Arkansas, Inc.    Universal Cable Holdings, Inc.    Universal Cable of Beaver,
                                                                           Oklahoma, Inc.

   Universal Cable Communications, Inc.  W.K. Communications, Inc.         WT Acquisition Corporation

   Universal Cable Midwest, Inc.         Classic Cable Holding, Inc.

We, CCI, and each of our debtor subsidiaries continue to manage our businesses as a debtor-in-possession. The Chapter 11 cases are being jointly administered under Case No. 01-11257. The Chapter 11 cases are discussed in greater detail in the Notes to the Consolidated Financial Statements. As debtors-in-possession, management is generally authorized to operate the businesses, but may not engage in certain transactions, including those outside the ordinary course of business, unless approved by the Court. After the Chapter 11 filings, CCI obtained several Court orders authorizing the payment of certain pre-petition liabilities (such as certain employee wages and benefits and programming fees) and taking certain actions designed to preserve the going concern value of the business and thereby enhance the reorganization prospects.

Under bankruptcy law, absent a court order, actions by creditors to collect certain pre-petition indebtedness owed by us at the filing date are stayed and certain other pre-petition contractual obligations may not be enforced against us. In addition, we have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The amounts of claims filed by creditors could be significantly different from the amounts we have recorded. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

BASIS OF PRESENTATION

Our consolidated financial statements included elsewhere in this Annual Report have been prepared assuming we will continue as a "going concern." Because of the Chapter 11 cases and the circumstances leading to their filing, there is substantial doubt about our ability to continue as a "going concern." Our continuation as a "going concern" depends on, among other things, confirmation of a plan of reorganization, our ability to comply with the terms of our DIP Financing and our ability to generate sufficient cash from operations and financing arrangements to meet our obligations. If the "going concern" basis was not appropriate for our consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

In addition, the amounts reported in the consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments to the carrying value of assets or the amount and classification of liabilities that ultimately may be necessary as the result of a plan of reorganization. Adjustments necessitated by a plan of reorganization could materially change the amounts reported in the consolidated financial statements included elsewhere in this Annual Report. The appropriateness of the "going concern" basis is dependent on, among other things, confirmation of a plan of reorganization, our ability to comply with the terms of our DIP Financing and our ability to generate sufficient cash flow from operations and financing arrangements to meet our obligations.

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

         o        High Speed data services;

         o installation and reconnection fees charged to basic subscribers to commence or reinstate service;

         o        pay-per-view charges;

         o        late payment fees;

         o        advertising revenues; and

         o commissions related to the sale of merchandise by home shopping services.

At December 31, 2001, our collective systems served approximately 331,000 basic subscribers, 164,000 premium subscribers, 31,000 digital subscribers and 1,000 High Speed data customers. We have a basic penetration rate of approximately 46%, a premium penetration rate of approximately 50% and a digital penetration rate of approximately 10%. The table below sets forth the percentage of our total revenues attributable to the various sources for the year ended December 31, 2001:

                           Basic                             82%
                           Premium                            9%
                           Digital                            3%
                           Data                              --%
                           Other                              6%
                                                     ----------
                           Total revenues                   100%
                                                     ==========

OPERATING EXPENSES. Our operating expenses generally consist of (a) programming fees, (b) plant and operating costs, (c) general and administrative expenses,
(d) marketing costs, (e) corporate overhead and (f) amortization and depreciation of intangible assets and property, plant and equipment. Programming fees have historically increased at rates in excess of inflation due to system acquisitions and internal growth, as well as increases in the number, quality and cost of programming services offered by us. Plant and operating costs include expenses related to wages and employee benefits of technical personnel, electricity, systems supplies, vehicles and other operating costs. General and administrative expenses include wages and employee benefits for customer service, accounting and administrative personnel, expenses related to billing, payment processing, and office administration. Corporate overhead consists primarily of expenses incurred by our executive management, which are not directly attributable to any one system.

NET LOSSES. The high level of depreciation and amortization associated with our acquisitions and capital expenditures related to continued construction and upgrading of the current systems, together with interest costs related to our financing activities, have contributed to our net losses. In 2001, our net loss was further increased by costs associated with our Chapter 11 related reorganization items and our asset impairment charge.

ACTUAL RESULTS OF OPERATIONS

                                                      2001            2000            1999
                                                  ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Revenues ......................................   $    177,304    $    182,349    $    114,405
Operating expenses:
    Programming ...............................         60,834          56,541          32,901
    Plant and operating .......................         26,224          20,052          12,744
    General and administrative ................         31,895          26,563          17,126
    Marketing and advertising .................          3,452           3,673           1,929
    Corporate overhead ........................         12,677           5,836           9,721
    Depreciation and amortization .............         99,212          88,524          51,484
    Chapter 11 related reorganization items ...         16,099              --              --
    Asset impairment ..........................        199,613              --              --
                                                  ------------    ------------    ------------
Total operating expenses ......................        450,006         201,189         125,905
                                                  ------------    ------------    ------------
Loss from operations ..........................       (272,702)        (18,840)        (11,500)
Interest expense ..............................        (57,741)        (55,743)        (31,201)
Other Income ..................................          9,473           2,710             605
                                                  ------------    ------------    ------------
Loss before income taxes and extraordinary
item ..........................................       (320,970)        (71,873)        (42,096)
Income tax benefit ............................             --          26,002          10,128
                                                  ------------    ------------    ------------
Loss before extraordinary item ................       (320,970)        (45,871)        (31,968)
Extraordinary loss on extinguishment of
debt, net of taxes ............................             --          (5,501)         (4,093)
                                                  ------------    ------------    ------------
Net loss ......................................   $   (320,970)   $    (51,372)   $    (36,061)
                                                  ============    ============    ============

The following discussion pertains to our results of operations and financial condition for the years ended December 31, 2001, 2000 and 1999.

2001 VS. 2000

Revenues decreased $5.0 million from period to period. Basic subscriber declines in 2001 were partially mitigated by rate increases implemented in the first quarter of 2001, all of which resulted in basic revenue decline of $4.0 million. Basic revenue per subscriber increased from $31.78 to $33.25. Digital subscribers increased by 9,000 which led to increased digital revenue of $3.3 million. Premium and other revenue sources declined $4.3 million. Revenue per subscriber increased from $38.77 to $41.04.

Operating expenses increased $248.8 million, or 124%, in 2001. Programming expenses increased $4.3 million primarily due to increased rates charged by programming vendors. Plant and operating and general and administrative costs increased $11.5 million, or 25%. Capitalization of internal labor and overhead increased as we completed significantly larger numbers of digital service installations as compared to the previous year. This positive impact on the expenses was offset by increased labor costs, contract labor and bad debt expense. Corporate overhead increased $6.8 million, primarily due to the following two items. During 2001, we engaged in various negotiations related to potential financing and restructuring transactions, and we incurred $7.5 million related to the due diligence efforts and commitments related to these potential transactions. We initiated a restructuring plan in the fourth quarter of 2000, and costs related to our restructuring efforts incurred during 2001 were $0.7 million. Depreciation and amortization expense in 2001 was $99.2 million, an increase of $10.7 million over the same period in 2000. The increase is partly due to continuing capital spending on digital services and the utilization of inventory balances. In the fourth quarter of 2001, we wrote-down the value of certain excess inventory to fair market value and recorded a pretax expense of approximately $2.0 million. This amount is included in the depreciation and amortization expense line item.

The amounts for Chapter 11 related reorganization items consist of accelerated amortization of debt issuance costs of $15.4 million and professional fees of $0.7 million.

During the three months ended September 30, 2001, we incurred a net basic subscriber decline of approximately 24,000 subscribers. This represented a 6% decline in the basic subscriber base. Overall for the nine months ended September 30, 2001, we incurred a net basic subscriber decline of approximately 40,000 subscribers. As a result of these declines, we determined that various long-lived assets associated with the subscriber base were impaired. Based upon recent third-party cable systems sales of comparable systems, we recognized in the third quarter of 2001 an impairment charge of approximately $200 million.

Interest expense increased $2.0 million, or 4%, in 2001. The increase is primarily due to higher average debt balances and our effective interest rates in 2001. Effective interest rates were higher in 2001 as a result of penalty interest accruing on the 1999 credit facility.

Other income increased $6.8 million in 2001. This increase is primarily the result of gains from the sale of our cable system in Breckenridge, Colorado.

No income tax benefit was recognized in 2001. The income tax benefit was $26.0 million in 2000. The effective tax rates for 2001 and 2000 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

As a result of the above described fluctuations in our results of operations, the net loss of $321.0 million in 2001 increased by $269.6 million, as compared to the net loss of $51.4 million in 2000.

2000 VS. 1999

Revenues increased $67.9 million, or 59%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. The Buford acquisition added approximately 170,000 subscribers in July 1999 and the Star acquisition added approximately 57,000 subscribers in February 2000. There was a rate increase of approximately 6% affecting approximately two-thirds of our customers in February 2000, resulting in a year to year increase in basic revenues per subscriber of 7% from $29.81 to $31.78.

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

For the years ended December 31, 2001 and 2000, cash provided by operating activities totaled $20.7 million and $33.8 million, respectively; cash used for investing activities totaled $51.8 million and $195.4 million (including $111 million related to the Star acquisition), respectively. Cash provided by financing activities was $19.7 million and $94.7 million, respectively. Our aggregate outstanding borrowings as of December 31, 2001 were $579.9 million.

For the years ended December 31, 2000 and 1999, cash provided by operating activities totaled $33.8 million and $17.4 million, respectively; cash used for investing activities totaled $195.4 million (including $111 million related to the Star acquisition) and $325.5 million (including $300 million related to the Buford acquisition), respectively. Cash provided by financing activities was $94.7 million and $391.2 million, respectively. Our aggregate outstanding borrowings as of December 31, 2000 were $559 million.

EBITDA for the years ended December 31, 2001 and 2000, before non-cash charges, restructuring and financing related professional fees and bankruptcy-related expenses, was $51.0 million and $71.9 million, respectively. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA is included because our management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

We have not been able to generate sufficient cash flow from operations to service our debt obligations. We have also been unsuccessful in our efforts to obtain additional financing and/or restructure our debt. As a result, it became necessary for us to seek protection under Chapter 11 of the United States Bankruptcy Code.

A final order of the Court approved a $30 million secured super-priority debtor-in-possession revolving DIP Financing for us with Goldman Sachs as administrative agent, lead arranger and syndication agent. The DIP Financing is collateralized by, among other things, a senior lien on substantially all Company assets, including assets that had previously been subject to a lien. Each of our subsidiaries and CCI has guaranteed the obligations under the DIP Financing and CCI has pledged the Company's outstanding stock as well as that of its subsidiaries in connection with the DIP Financing. The DIP Financing expires on the one-year anniversary of the first loan under the DIP Financing, unless it is extended to fifteen months following the closing of the first loan. The DIP Financing can be terminated if an event of default occurs and we can terminate portions of the revolving credit commitment in certain circumstances.

We have borrowed $2.0 million against the DIP Financing. As of December 31, 2001, we were in default of certain covenants of the DIP Financing and prohibited from drawing any more funds on the facility until we either cured the defaults or the lenders agreed to waive such defaults. We are currently in negotiations on an amendment and waiver to the DIP Financing to cure such covenant violations. There are no guarantees that the negotiations will be successful or if they are that we will be able to comply with the covenants.

As a result of the bankruptcy filing, all available commitments of the 1999 credit facility were cancelled.

The DIP Financing and the senior credit facility are collateralized by a substantial portion of our assets. All of our debt is fully and unconditionally guaranteed by our wholly owned direct and indirect subsidiaries on a joint and several basis. The terms of the DIP Financing and the senior credit facility restrict certain of our activities, including the incurrence of additional indebtedness, limits on asset sales, investments, affiliate transactions and the payment of certain dividends.

We believe, based on information presently available to us, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow us to continue as a going concern for the foreseeable future. However, our ability to continue as a going concern (including our ability to meet post-petition obligations) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the terms of the DIP Financing and any cash management order entered by the Court in connection with the Chapter 11 cases,
(ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) our ability to achieve profitability following such confirmation.

Capital expenditures (excluding the Buford and Star acquisitions) for the years ended December 31, 2001, 2000 and 1999 were approximately $65.5 million, $80.3 million and $32.4 million, respectively. This increase was primarily due to cable plant rebuilds and upgrades to expand our digital product offerings.

Our ability to invest in our cable systems is dependent on the availability of capital to fund such investments. We expect to spend approximately $38 million in 2002 on various capital projects. Of this amount, approximately $15 million will be internal costs capitalized in conjunction with capital activities. Other significant components of the 2002 capital expenditure program include $4 million for picture improvement projects, $3 million for two-way data upgrades, $4 million for installation material, and $5 million for converter boxes and satellite dishes used to receive our digital products.

In February 2001, we borrowed an additional $19.5 million on our revolver.

In September 2000, we further amended the senior credit facility. Among other things, the amendment modified the Maximum Total Debt Ratio, the Maximum Senior Debt Ratio and the Total Interest Coverage Ratio covenants as well as the definition of Operating Cash Flow for the period ending December 31, 2000 to allow for the add back of up to $3 million in expenses to the definition of "Operating Cash Flow" for purposes of calculating compliance with such covenants. The amendment also increased the applicable margins associated with the senior credit facility's interest calculations and the quarterly commitment fees. The quarterly commitment fees now range from 0.375% to 0.750% per annum on the unused loan commitment. At the same time, the senior lenders waived restrictions on certain transactions relating to sales of our tower portfolio. The waiver granted to complete a sale lease back of our tower assets expired as of March 31,

2001. The amendment to the senior credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates, which operated cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of CCI's Class A common stock. The purchase was financed from proceeds of the $225 million private debt offering of 10.5% Senior Subordinated Notes due 2010 and available cash. The acquisition was accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in the Company's consolidated financial statements since the date of acquisition.

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

INTEREST RATE RISK MANAGEMENT

We are exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, we may enter into derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. The credit risks associated with our derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties.

INTEREST RATE RISK

The use of interest rate risk management instruments, such as interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"), may be required under the terms of certain of our outstanding debt agreements. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Caps are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

As of December 31, 2001, no such instruments were outstanding.

Virtually any potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. As of December 31, 2001, all fixed-rate long-term debt is subject to compromise.

While Swaps, Caps and Collars may represent an integral part of our interest rate risk management program; their incremental effect on interest expense for the years ended December 31, 2001, 2000 and 1999 was not significant.

INTANGIBLES

We have recorded net intangible assets of $194.2 million, 42% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. In September 2001, we recognized an impairment charge on intangibles of $160 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During the first six months of 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We expect to adopt SFAS 144 as of January 1, 2002 and do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

INFLATION

We believe our operations are not materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Supplemental Data on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

At February 28, 2002, our Board of Directors was composed of two directors. There are no family relationships among the directors and executive officers.

Information concerning each of our directors as of February 28, 2002 is set forth below.

Dale R. Bennett (55) - President since November 2000 and Chief Operating Officer since April 2000; formerly Vice President of AT&T Broadband and Internet Services/TCI (1989).

Jimmie F. Taylor (48) - Chief Financial Officer since March 2001; formerly Chief Financial Officer of the e-commerce subsidiary of Brookshire Grocery Company
(2000); Vice President, Chief Financial Officer and Treasurer of TCA Cable TV, Inc. (1986).

INFORMATION CONCERNING EXECUTIVE OFFICERS

The name, age and business experience of our executive officers (the "Named Executive Officers") as of February 28, 2002, is set forth below. Each of the Named Executive Officers holds office until his successor is elected and qualified or until his earlier resignation, retirement or removal and each officer serves at the discretion of the board of directors. Information in parentheses indicates the year in which service in the respective position began.

                 NAME AND AGE                                    POSITION
           -------------------------        --------------------------------------------------------

           Dale R. Bennett (55)             President since November 2000 and Chief Operating
                                            Officer since April 2000;  formerly Vice President
                                            of AT&T Broadband and Internet Services/TCI (1989)

           Todd S. Cruthird (40)            Executive Vice President - Customer Care since July
                                            2000;  formerly President and Chief Executive
                                            Officer of Bellewood Consulting Group (1996)

           Ronald G. Jansonius (41)         Executive Vice President - Engineering and
                                            Technology since July 2001;  formerly Vice President
                                            of Advanced Technology and Advanced Technology
                                            Manager

           Daniel J. Pike (50)              Chief Technology Officer since November 2000;
                                            formerly Senior Vice President of Science and
                                            Technology of Prime Cable (1982)

           Jimmie F. Taylor (48)            Chief Financial Officer since March 2001;  formerly
                                            Chief Financial Officer of the e-commerce subsidiary
                                            of Brookshire Grocery Company (2000);  Vice
                                            President, Chief Financial Officer and Treasurer of
                                            TCA Cable TV, Inc. (1986)

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION TABLES AND STOCK PLANS

The following tables profile our compensation for the Chief Executive Officer and our four other most highly compensated executive officers whose total compensation exceeded $100,000 in the years indicated, including salaries and bonuses paid during the last three years and 2001 option grants and exercises. The form of the tables is set by SEC regulations.

SUMMARY EXECUTIVE COMPENSATION TABLE

The following table contains information about compensation paid, and certain awards made, by us to the Named Executive Officers for the three-year period ended December 31, 2001.

                                         ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                           ---------------------------------------------  -------------------------------------------------
                                                                            RESTRICTED      SECURITIES
 NAME AND PRINCIPAL                                         OTHER ANNUAL      STOCK         UNDERLYING         ALL OTHER
     POSITION              YEAR    SALARY($)   BONUS($)     COMPENSATION   AWARDS($)(12)  OPTIONS(#)(12)   COMPENSATION($)
-------------------------  ----   ---------- -----------   -------------  --------------  --------------   ----------------
Dale R. Bennett(1)         2001   $ 300,000  $   405,125        (5)       $       --             --             $459,574(2)
   President and Chief     2000   $ 201,923  $        --        (5)       $  772,000(6)     550,000             $ 23,706(4)
     Operating Officer


S. Todd Cruthird(7)        2001   $ 175,000  $    25,000        (5)       $       --             --             $ 84,559(4)
   Executive Vice          2000   $  80,096  $    20,000        (5)       $       --        100,000             $  7,015(4)
     President of
     Customer Care

Ronald G. Jansonius        2001   $ 139,231  $    15,000        (5)       $       --             --             $  3,959(3)
   Executive Vice          2000   $  88,000  $        --        (5)       $       --         25,000             $  2,054(3)
     President of          1999   $  64,231  $    20,000        (5)       $       --         20,000             $  2,002(3)
     Engineering and
     Technology

Elizabeth K.               2001   $ 130,962  $    48,293  $   29,246(9)   $       --             --             $  5,250(3)
   Monigold(8)
   Executive Vice          2000   $ 120,000  $    25,000        (5)       $       --         25,000             $  4,507(3)
     President of          1999   $  47,215  $        --        (5)       $       --         75,000             $  1,647(3)
     Administration

Daniel J. Pike(10)         2001   $ 150,000  $        --        (5)       $       --             --             $     --
   Chief Technology        2000   $  20,192  $        --        (5)       $       --         25,000             $     --
     Officer

Jimmie F. Taylor(11)       2001   $ 103,846  $    33,750        (5)       $       --         75,000             $    976(3)
   Chief Financial
     Officer

----------
(1)      Mr. Bennett joined us on April 24, 2000.

(2) Consists of our contribution under our 401(k) plan, taxable moving expenses, and forgiveness of a loan and related interest of $443,000 (see Note 12 to the Consolidated Financial Statements for further discussion).

(3)      Represents our contribution under our 401(k) plan.

(4)      Represents taxable moving expenses.

(5) Such executive officer did not receive personal benefits during the listed years in excess of the lesser of $50,000 or 10% of his or her total cash compensation.

(6) As of December 31, 2001, Mr. Bennett owned 64,000 restricted shares of CCI common stock. The total value of all CCI restricted stock owned by Mr. Bennett was approximately $64, computed without taking into consideration any of the restrictions. These shares vest 25% on each of the first four anniversaries immediately following the grant date. Mr. Bennett is entitled to dividends in respect of these shares in the same manner as the holders of common stock.

(7)      Mr. Cruthird joined us on July 11, 2000.

(8) Ms. Monigold joined us on July 23, 1999 and resigned her position effective November 16, 2001.

(9)      Consists of car allowances and life insurance benefits.

(10)     Mr. Pike joined us on November 6, 2000.

(11)     Mr. Taylor joined us on March 19, 2001.

(12)     Represents grants of CCI stock and options.

EMPLOYMENT AND COMPENSATION ARRANGEMENTS

The agreements described below may be considered executory contracts in the context of the Chapter 11 cases and may or may not be accepted in connection with the reorganization proceedings.

EMPLOYMENT AGREEMENTS

In April 2000, we entered into an employment agreement with Dale Bennett. Pursuant to the employment agreement, Mr. Bennett is entitled to $300,000 annually in salary. Additionally, Mr. Bennett was granted 64,000 shares of CCI restricted Class A common stock, as well as two stock options. The first option entitles Mr. Bennett to purchase 200,000 shares of CCI Class A common stock at an exercise price of $16.00 per share, and the second option entitles Mr. Bennett to purchase 100,000 shares of CCI Class A common stock at an exercise price of $25.00.

In addition, in September 2000 and November 2000, we entered into employment agreements with Todd Cruthird, our Executive Vice President - Customer Care and Daniel Pike, our Chief Technology Officer, respectively. Pursuant to the employment agreements, Mr. Cruthird is to be paid an annual salary of $175,000 and Mr. Pike is to be paid an annual salary of $150,000. In May 2001, we entered into an employment agreement with Jimmie Taylor, our Chief Financial Officer. The employment agreement provides for an annual salary of $135,000. In addition Mr. Taylor's agreement provided for a $33,750 signing bonus.

Each of the employment agreements described above prohibits the employee from competing with us during the term of employment and for a period of two years thereafter. These employment agreements are each for one year terms and automatically extend for additional one year terms until written notice of termination is given. We can terminate the agreement at any time, with or without good cause and the executive can terminate the agreement by providing us with 15-30 days notice. If we terminate an employment agreement without good cause, we will be obligated to pay the executive, on a monthly basis, the salary and benefits the executive would have been entitled to for one year following termination. In general, good cause for termination includes conviction of a criminal offense, a breach of the executive's duty of loyalty or certain provisions of the employment agreement, the willful failure to substantially perform the executive's duties, or fraud, misappropriation or embezzlement by the executive. The agreements also contain two-year non-competition, non-solicitation and non-disparagement provisions.

CONSULTING AGREEMENT

In December 2000, in connection with the resignation of J. Merritt Belisle, our former Chief Executive Officer, we entered into a consulting agreement with Mr. Belisle. The agreement provides for twenty-four monthly payments of $29,167, as well as six monthly consulting payments of $8,333. We had the option of extending the services of Mr. Belisle through December 31, 2001, which we declined to exercise. The agreement prohibits Mr. Belisle from competing with us for two years.

SEPARATION AGREEMENT

On November 6, 2001, we entered into a separation agreement with Elizabeth Kay Monigold, our former Executive Vice President of Administration in connection with Ms. Monigold's employment agreement. In consideration of the termination of the employment agreement, we agreed to continue to pay Ms. Monigold her base salary for a period of one year and continue her health and certain other benefits for that period. As part of the termination agreement, Ms. Monigold released the company for any claims she may have had against the company. The termination agreement also provided that any non-competition provisions of her employment agreement would terminate.

AMENDED AND RESTATED KEY EMPLOYEE RETENTION PLAN

Effective December 12, 2001, we adopted, with Court approval, the Amended and Restated Classic Cable, Inc. Key Employee Retention Plan. The purpose of this plan is to encourage our eligible employees to continue their employment during the company's restructuring. The plan provides for retention bonuses to be paid to key employees identified by the plan administrator at June 30, 2002 or when a "trigger event" occurs. A "trigger event" is defined as (1) the sale of substantially all of our assets, (2) our reorganization or merger or other change of control, (3) the confirmation of a plan of reorganization, or (4) a restructuring (including payment) of substantially all of our long term debt. The amount of any retention bonus is set forth in the notice to the employee participants. In the event a participant's employment is terminated because of death or disability or without cause prior to June 30, 2002 or the occurrence of a trigger event, the participant will be entitled to payment of the full amount of the retention bonus. If the participant voluntarily terminates his or her employment, the participant will not be eligible to receive a retention bonus.

DIRECTORS' COMPENSATION

Our directors do not receive compensation in connection with their service on our Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Historically, all compensation decisions relating to our executive officers have been made by CCI's Board of Directors as a whole. Dale Bennett, our President and Chief Operating Officer, has participated in deliberations of the Board of Directors with respect to compensation of all executive officers. In the future, CCI's compensation committee will, with management's input, make all compensation decisions regarding our executive officers. No interlocking relationship exists between the compensation committee and CCI's Board of Directors or compensation committee of any other company, and no such relationship existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MAJOR STOCKHOLDERS AND STOCK OWNERSHIP OF MANAGEMENT

CCI, a publicly-reporting company under the Securities Exchange Act of 1934, as amended, owns all of our issued and outstanding stock. The following table shows the beneficial ownership of CCI Class A voting common stock and CCI Class B voting common stock held by (1) CCI's current directors, (2) our executive officers, (3) all of CCI's current directors and officers as a group and (4) holders known to us of at least 5% of any class of CCI's common stock as of February 28, 2002.

                                                                                                  PERCENT OF VOTE
                                                           CLASS A VOTING       CLASS B VOTING      AS A SINGLE
                  BENEFICIAL OWNERS(1)                      COMMON STOCK         COMMON STOCK         CLASS(2)
-------------------------------------------------------   ---------------       ---------------   ---------------

Brera Classic .........................................                --             6,490,734              79.4%
Dimensional Fund Advisors, Inc.(3) ....................           701,200                    --
Star Cable Associates, Richard W. Talarico,
and Hawthorne Associates(4) ...........................           555,555                    --                 *
Dale R. Bennett .......................................           271,500(5)                 --                 *
Todd S. Cruthird ......................................            25,000                    --                 *
Daniel J. Pike ........................................             6,250                    --                 *
Ronald G. Jansonius ...................................            16,250                    --                 *
Jimmie F. Taylor ......................................                --                    --                --
Alberto Cribiore(6) ...................................                --             6,490,734              79.4
John Geisler(7) .......................................                --             6,490,734              79.4
Carl D. Harnick .......................................             3,750(8)                 --                 *
Lisa A. Hook ..........................................             1,250(9)                 --                 *
James A. Kofalt .......................................            31,000(10)                --                 *
Martin D. Payson ......................................            15,500(11)                --                 *
All directors and executive officers as a
  group (11 persons) ..................................           370,500             6,490,734              79.8%

*        Less than 1%

(1) The address for Brera Classic, Alberto Cribiore and John Geisler is 712 Fifth Avenue, 34th Floor, New York, New York 10019. The address for Dale R. Bennett, Todd S. Cruthird, Daniel J. Pike, Ronald G. Jansonius, Jimmie F. Taylor, Carl D. Harnick, Lisa A. Hook, James A. Kofalt and Martin D. Payson is c/o Classic Cable, Inc., 6151 Paluxy Rd., Tyler, Texas 75703. Unless otherwise indicated below, the persons and entities named in the table above have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

(2) Each share of Class A voting common stock entitles its holder to one vote and each share of Class B voting common stock entitles its holder to ten votes. Holders of both classes of voting common stock will vote together as a single class on all matters to be presented for a vote of stockholders, unless otherwise required by law. Excludes nonvoting common stock.

(3) As reported by Dimensional Fund Advisors, Inc. in its schedule 13G filed with the SEC on February 12, 2002. The address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(4) As reported by Star Cable Associates ("Star"), Richard W. Talarico ("Talarico"), and Hawthorne Associates ("Hawthorne") in their Schedule 13G jointly filed with the SEC on February 12, 2001. The address for Star, Talarico, and Hawthorne is 500 Greentree Commons, 381 Mansfield Avenue, Pittsburgh, Pennsylvania 15220.

(5) Includes a grant to Mr. Bennett of 64,000 shares of restricted stock, made on April 24, 2000. These shares vest in 25% increments over each of the first four anniversaries of the grant. At December 31, 2001, 16,000 of these shares were vested. Mr. Bennett's total also includes 137,500 shares of Class A voting common stock purchasable within 60 days of February 28, 2002.

(6) Mr. Cribiore is a director of Classic and a manager of Brera Classic. Mr. Cribiore is not the registered holder of any shares and disclaims the beneficial ownership of the shares listed above except to the extent of his indirect interest in the assets of the nominal stockholder, if any.

(7) Mr. Geisler is a director of Classic and a manager of Brera Classic. Mr. Geisler is not the registered holder of any shares and disclaims the beneficial ownership of the shares listed above except to the extent of his indirect interest in the assets of the nominal stockholder, if any.

(8) Mr. Harnick's totals include 3,750 shares of Class A voting common stock purchasable within 60 days of February 28, 2002.

(9) Ms. Hook's totals include 1,250 shares of Class A voting common stock purchasable within 60 days of February 28, 2002.

(10) Mr. Kofalt's totals include 31,000 shares of Class A voting common stock purchasable within 60 days of February 28, 2002.

(11) Mr. Payson's totals include 5,500 shares of Class A voting common stock purchasable within 60 days of February 28, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We are a wholly owned subsidiary of Classic Communications, Inc., a publicly-reporting company under the Securities Exchange Act of 1934, as amended.

EMPLOYEE LOAN/STOCK PURCHASE PROGRAM

In August 2000, CCI's compensation committee approved the Employee Loan/Stock Purchase Program. Pursuant to the program, certain of our employees are permitted to borrow up to an amount equal to their prior years' total cash compensation to be used to purchase CCI common stock. Such loans are for seven years, and bear interest at a rate equal to the rate in effect for our credit facility plus 1.75%. The plan also provides for increased interest rates based on the incurrence of certain events, such as the sale of the underlying stock or the termination of the employee. Mr. Bennett borrowed $400,000 under the Plan in August 2000, which was to be due in August 2007. In June 2001, we forgave the loan. The amount forgiven was $443,000, including accrued interest. Other costs incurred related to the forgiveness totaled $325,000. Currently, there are no outstanding obligations under the loan program and due to the Chapter 11 cases, the company does not intend to continue this program.

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

         (3)      Exhibits required to be filed by Item 601 of Regulation S-K:

                  2.1   -- Securities Purchase Agreement between Classic Cable,
                           Inc. and Buford Group, Inc. dated as of May 11, 1999 (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4 (Registration No. 333-63641)).

                  2.2   -- Asset Purchase Agreement, dated as of October 14,
                           1999, by and between Star Cable Associates and Universal Cable Holdings, Inc., and Amendment No. 1 thereto, dated February 16, 2000 (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed February 29, 2000, Commission File No. 1-15427).

                  3.1   -- Classic Cable, Inc. Certificate of Incorporation
                           dated April 29, 1995. (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  3.2   -- Classic Cable, Inc. Bylaws (incorporated herein by
                           reference to Exhibit 3.2 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.2   -- Purchase Agreement, dated July 21, 1999, by and among
                           Classic Cable, Inc. and Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit
                           10.16 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  4.3   -- Exchange and Registration Rights Agreement, dated
                           July 28, 1999, by and between Classic Cable, Inc. and Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  4.4   -- Indenture for $150,000,000 9.375% Senior Subordinated
                           Notes due 2009, dated as of July 28, 1999 between Classic Cable, Inc., as Issuer, the Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  4.5   -- Indenture for $225,000,000 10 1/2% Senior
                           Subordinated Notes due 2010, dated as of February 16, 2000, among Classic Cable, Inc., as Issuer, and the Subsidiary Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to Exhibit 4.9 to Classic Cable, Inc.'s S-4 dated April 14, 2000, Registration No. 333-34850).

                  4.6   -- Form of Global 9.375% Senior Subordinated Note due
                           2009 (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  4.7   -- Form of Global 10 1/2% Senior Subordinated Note due
                           2010 (incorporated by reference to Exhibit 4.10 to Classic Cable, Inc.'s S-4 dated April 14, 2000, Registration No. 333-34850).

                  4.8   -- Registration Rights Agreement dated as of July 29,
                           1998, by and between Classic Communications, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.3A of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  4.9   -- Shareholder and Registration Rights Agreement, dated
                           as of July 29, 1998, by and among Classic
                           Communications, Inc. and Certain Stockholders and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.3B of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  4.10  -- First Supplemental Indenture, dated as of July 28,
                           1999, between Classic Cable, Inc., as Issuer, the Subsidiary Guarantors named thereon, as Guarantors, and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  4.11  -- Amended and Restated Stockholders' Agreement, dated as of December 13, 1999, by and among Classic Communications, Inc., Brera Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 1-15427).

                  4.12  -- Amended and Restated Registration Rights Agreement,
                           dated as of December 13, 1999, by and among Classic Communications, Inc., Brera Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 1-15427).

                  4.13  -- Exchange and Registration Rights Agreement, dated
                           February 16, 2000, by and among Classic Cable, Inc., Goldman Sachs & Co., Merrill Lynch and Co., Chase Securities, Inc. and Donaldson, Lufkin & Jenrette (incorporated by reference to Exhibit 4.11 to Classic Cable, Inc.'s S-4 dated April 14, 2000, Registration No. 333-34850).

                  4.14  -- Classic Cable Holding, Inc. Certificate of
                           Incorporation dated December 1, 1996 (incorporated herein by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.15  -- Classic Cable Holding, Inc. Bylaws (incorporated
                           herein by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.16  -- Classic Telephone, Inc. Certificate of Incorporation
                           dated November 22, 1994 (incorporated herein by reference to Exhibit 3.7 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.17  -- Classic Telephone, Inc. Bylaws (incorporated herein by reference to Exhibit 3.8 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.18  -- Universal Cable Holdings, Inc. Certificate of
                           Incorporation dated October 17, 1985, as amended (incorporated herein by reference to Exhibit 3.9 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.19  -- Universal Cable Holdings, Inc. Bylaws (incorporated herein by reference to Exhibit 3.10 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.20  -- Universal Cable Communications, Inc. Certificate of
                           Incorporation dated June 7, 1983, as amended
                           (incorporated herein by reference to Exhibit 3.11 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.21  -- Universal Cable Communications, Inc. Bylaws
                           (incorporated herein by reference to Exhibit 3.12 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.22  -- Universal Cable of Beaver Oklahoma, Inc. Certificate
                           of Incorporation dated June 4, 1987, as amended (incorporated herein by reference to Exhibit 3.13 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.23  -- Universal Cable of Beaver Oklahoma, Inc. Bylaws
                           (incorporated herein by reference to Exhibit 3.14 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.24  -- Universal Cable Midwest, Inc. Certificate of
                           Incorporation dated February 22, 1989, as amended (incorporated herein by reference to Exhibit 3.15 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.25  -- Universal Cable Midwest, Inc. Bylaws (incorporated herein by reference to Exhibit 3.16 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.26  -- WT Acquisition Corporation Articles of Incorporation
                           dated August 14, 1992, as amended (incorporated herein by reference to Exhibit 3.17 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.27  -- WT Acquisition Corporation Bylaws (incorporated
                           herein by reference to Exhibit 3.18 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.28  -- W.K. Communications, Inc. Certificate of
                           Incorporation dated June 11, 1987, as amended (incorporated herein by reference to Exhibit 3.19 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.29  -- W.K. Communications, Inc. Bylaws (incorporated herein by reference to Exhibit 3.20 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.30  -- Television Enterprises, Inc. Certificate of
                           Incorporation dated August 12, 1965, as amended (incorporated herein by reference to Exhibit 3.21 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.31  -- Television Enterprises, Inc. Bylaws (incorporated herein by reference to Exhibit 3.22 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.32  -- Friendship Cable of Texas, Inc. Articles of
                           Incorporation dated July 12, 1988, as amended (incorporated herein by reference to Exhibit 3.29 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.33  -- Friendship Cable of Texas, Inc. Bylaws (incorporated herein by reference to Exhibit 3.30 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.34  -- CallCom 24, Inc. Articles of Incorporation dated June
                           9, 1998, as amended (incorporated herein by reference to Exhibit 3.33 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.35  -- CallCom 24, Inc. Bylaws (incorporated herein by
                           reference to Exhibit 3.34 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.36  -- Correctional Cable TV, Inc. Articles of Incorporation
                           dated October 9, 1992 (incorporated herein by reference to Exhibit 3.35 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.37  -- Correctional Cable TV, Inc. Bylaws (incorporated
                           herein by reference to Exhibit 3.36 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.38  -- Friendship Cable of Arkansas, Inc. Articles of
                           Incorporation dated July 11, 1986, as amended (incorporated herein by reference to Exhibit 3.37 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.39  -- Friendship Cable of Arkansas, Inc. Bylaws
                           (incorporated herein by reference to Exhibit 3.38 of the Company's Registration Statement on Form S-4, File No. 333-63643).

                  4.40  -- Classic Cable of Oklahoma, Inc. Certificate of
                           Amendment to Certificate of Incorporation dated February 2, 2000 (incorporated herein by reference to Exhibit 4.27 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  4.41  -- Classic Cable of Oklahoma, Inc. Certificate of
                           Incorporation dated February 2, 2000 (incorporated herein by reference to Exhibit 4.28 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  4.42  -- Classic Cable of Oklahoma, Inc. Bylaws (incorporated herein by reference to Exhibit 4.29 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  4.43  -- Amended and Restated Registration Rights Agreement
                           dated as of October 31, 1995, modified by Amendment No. 1 (dated as of October 31, 1995) and Amendment No. 2 (dated as of December 27, 1995) (incorporated by reference to Exhibit 4.3C to Classic Communications, Inc.'s Registration Statement on Form S-4, File No. 333-63641).

                  4.44  -- Amended and Restated Shareholders Agreement dated as of October 31, 1995, modified by Amendment No. 1 (dated as of October 31, 1995), Amendment No. 2 (dated as of December 27, 1995), and Amendment No. 3 (dated as of December 19, 1997) (incorporated by reference to Exhibit 4.3D to Classic Communications, Inc.'s Registration Statement on Form S-4, File No. 333-63641).

                  10.5  -- Employment Agreement dated as of April 24, 2000 by and between Classic Communications, Inc., Classic Cable, Inc. and Dale R. Bennett (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File No. 1-15427).

                  10.6  -- Employment Agreement dated as of November 3, 2000 by and between Classic Communications, Inc., Classic Cable, Inc. and Daniel J. Pike (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  10.7  -- Employment Agreement dated as of September 11, 2000 by and between Classic Communications, Inc., Classic Cable, Inc. and Todd Cruthird (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  10.8  -- Consulting Agreement dated as of December 21, 2000 among Classic Communications, Inc., Classic Cable, Inc., J. Merritt Belisle, and The Black Creek
                           Group (incorporated herein by reference to Exhibit
                           10.8 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  10.9  -- Separation of Employment agreement dated as of
                           January 26, 2001 by and between Classic
                           Communications, Inc., Classic Cable, Inc., and Steven
                           E. Seach (incorporated herein by reference to Exhibit
                           10.9 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  10.10 -- Termination Agreement dated as of January 15, 2001 by and between Classic Communications, Inc. and Ronald
                           W. Martin (incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  10.11 -- Amended and Restated Credit Agreement dated July 28,
                           1999 among Classic Cable, Inc., as Borrower, the Lenders Parties thereto, Goldman Sachs Credit Partners, L.P., as Lead Arranger and Syndication Agent, and The Chase Manhattan Bank, as Documentation Agent, and Union Bank of California, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  10.12 -- Amendment and Waiver No. 1 to the Amended and
                           Restated Credit Agreement dated November 15, 1999 among Classic Cable, Inc., as Borrower, the Lenders Parties thereto, Goldman Sachs Credit Partners, L.P., as Lead Arranger and Syndication Agent, and The Chase Manhattan Bank, as Documentation Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 1-15427).

                  10.13 -- Amended and Restated Credit Agreement dated January
                           31, 2000 among Classic Cable, Inc., as Borrower, the Lenders Parties thereto, Goldman Sachs Credit Partners, L.P., as Lead Arranger and Syndication Agent, and The Chase Manhattan Bank, as Documentation Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 1-15427).

                  10.14 -- Amendment and Waiver No. 3 to the Amended and
                           Restated Credit Agreement dated September 29, 2000 among Classic Cable, Inc., as Borrower, the Lenders Parties thereto, Goldman Sachs Credit Partners, L.P., as Lead Arranger and Syndication Agent, and The Chase Manhattan Bank, as Documentation Agent, and Union Bank of California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File No. 1-15427).

                  10.15 -- Facilities Commitment Letter, dated June 24, 1999, between Classic Cable, Inc. and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit
                           10.7 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  10.16 -- Asset Purchase Agreement dated May 14, 1998 by and between Cable One, Inc. and Black Creek
                           Communications, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  10.17 -- Assignment of Asset Purchase Agreement dated June 19,
                           1998. (incorporated by reference to Exhibit 10.8(b) of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  10.18 -- Amendment No. 1 to Asset Purchase Agreement dated
                           July 15, 1998. (incorporated by reference to Exhibit 10.8(c) of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  10.19 -- Investment Agreement dated as of May 24, 1999 between
                           Brera Classic, LLC and Classic Communications, Inc. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  10.20 -- Management and Advisory Fee Agreement dated May 24,
                           1999 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  10.21 -- Secured Super-Priority Debtor in Possession Revolving
                           Credit Agreement, dated as of November 13, 2001, among Classic Cable, Inc., as debtor and debtor in possession, as Borrower; Classic Communications, Inc., as debtor and debtor in possession, as Parent Guarantor; the subsidiaries of the borrower party thereto, as debtors and debtors in possession, as Subsidiary Guarantors; the lenders and issuers from time to time party thereto; and Goldman Sachs Credit Partners L.P., as Administrative Agent, Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2001, Commission File No. 1-15427).

                  10.22 -- Employment Agreement dated as of May 1, 2001, by and between Classic Communications, Inc., Classic Cable, Inc. and Jimmie Taylor.

                  10.23 -- Separation of Employment agreement dated as of
                           November 6, 2001, by and between Classic
                           Communications, Inc., Classic Cable, Inc., and Kay Monigold.

                  10.24 -- Amended and Restated Classic Cable, Inc. Key Employee
                           Retention Plan dated as of December 12, 2001, by and between Classic Cable, Inc., and eligible employees of Classic Cable, Inc.

                  12.1  -- Ratio of Earnings to Fixed Charges

                  21.1  -- Subsidiaries of Classic Cable, Inc.

(b)      Reports on Form 8-K

         On November 13, 2001, we filed a Form 8-K announcing that we and our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

         On March 19, 2002, we filed a Form 8-K announcing that we issued a press release stating that we are in negotiations to amend our Debtor-in-Possession Revolving Credit Facility because we are in default of our covenants.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLASSIC CABLE, INC.

Date:  April 1, 2002       By: /s/ Jimmie Taylor
                               ---------------------------------------------
                               Jimmie Taylor
                               Chief Financial Officer

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

       Signature                               Title                                          Date
       ---------                               -----                                          ----

/s/ Jimmie Taylor              Chief Financial Officer                                    April 1, 2002
--------------------------     (Principal Financial Officer and Principal
Jimmie Taylor                  Accounting Officer)

/s/ Dale Bennett               Chief Operating Officer and President                      April 1, 2002
--------------------------     (Principal Executive Officer)
Dale Bennett

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CLASSIC CABLE, INC.

  Audited Annual Financial Statements

     Report of Independent Accountants...........................     F-2
     Consolidated Balance Sheets as of December 31, 2001 and
      2000.......................................................     F-3
     Consolidated Statements of Operations for the years
      ended December 31, 2001, 2000, and 1999....................     F-4
     Consolidated Statements of Stockholder's Equity (Deficit)
      for the years ended December 31, 2001,
      2000, and 1999.............................................     F-5
     Consolidated Statements of Cash Flows for the years
      ended December 31, 2001, 2000, and 1999....................     F-6
     Notes to Consolidated Financial Statements..................     F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Classic Cable, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Classic Cable, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company and all of its subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code in November 2001, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Austin, Texas
March 11, 2002

                               CLASSIC CABLE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         DECEMBER 31
                                                                                   ------------------------
                                                                                     2001           2000
                                                                                   ---------      ---------
Assets
Current:
  Cash and cash equivalents ..................................................     $   7,641      $  19,056
  Accounts receivable, net ...................................................         8,047         13,446
  Prepaid expenses ...........................................................         1,971            926
                                                                                   ---------      ---------
   Total current assets ......................................................        17,659         33,428
 Deferred financing costs, net ...............................................         3,182         19,772
 Advances to parent ..........................................................           498            691
 Investment in cable television systems:
  Inventory ..................................................................         7,323         13,929
  Property, plant and equipment ..............................................       385,992        373,817
  Less accumulated depreciation ..............................................      (144,692)       (98,364)
                                                                                   ---------      ---------
   Property, plant and equipment, net ........................................       241,300        275,453
  Intangible assets:
   Customer relationships ....................................................        85,378        200,666
   Franchise marketing rights ................................................        77,354        204,744
   Noncompete agreements .....................................................        24,900         28,375
   Goodwill ..................................................................        30,490        109,927
                                                                                   ---------      ---------
                                                                                     218,122        543,712
   Less accumulated amortization .............................................       (23,927)      (141,715)
                                                                                   ---------      ---------
   Intangible assets, net ....................................................       194,195        401,997
                                                                                   ---------      ---------
       Total investment in cable television systems ..........................       442,818        691,379
                                                                                   ---------      ---------
         Total assets ........................................................     $ 464,157      $ 745,270
                                                                                   =========      =========

Liabilities and Stockholder's Equity (Deficit)
Liabilities:
Current:
  Accounts payable ...........................................................     $     960      $  10,290
  Subscriber deposits and unearned income ....................................         6,563          7,649
  Other accrued expenses .....................................................        13,103         31,020
  Accrued interest ...........................................................           520         16,565
  Current portion of long-term debt ..........................................       201,871            511
                                                                                   ---------      ---------
   Total current liabilities .................................................       223,017         66,035
Long-term debt, net ..........................................................            --        558,525
Liabilities subject to compromise ............................................       441,400             --
                                                                                   ---------      ---------
       Total liabilities .....................................................       664,417        624,560

Stockholder's equity (deficit):
  Common stock: $.01 par value; 2001 and 2000 -- 1,000 shares authorized,
   issued and outstanding ....................................................            --             --
  Additional paid-in capital .................................................       281,143        281,143
  Accumulated deficit ........................................................      (481,403)      (160,433)
                                                                                   ---------      ---------
       Total stockholder's equity (deficit) ..................................      (200,260)       120,710
                                                                                   ---------      ---------
         Total liabilities and stockholder's equity (deficit) ................     $ 464,157      $ 745,270
                                                                                   =========      =========

                             See accompanying notes.

                               CLASSIC CABLE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31
                                                             ---------------------------------------
                                                               2001            2000           1999
                                                             ---------      ---------      ---------

Revenues ...............................................     $ 177,304      $ 182,349      $ 114,405
Operating expenses:
  Programming ..........................................        60,834         56,541         32,901
  Plant and operating ..................................        26,224         20,052         12,744
  General and administrative ...........................        31,895         26,563         17,126
  Marketing and advertising ............................         3,452          3,673          1,929
  Corporate overhead ...................................        12,677          5,836          9,721
  Depreciation and amortization ........................        99,212         88,524         51,484
  Asset impairment .....................................       199,613             --             --
  Chapter 11 related reorganization items ..............        16,099             --             --
                                                             ---------      ---------      ---------
          Total operating expenses .....................       450,006        201,189        125,905
                                                             ---------      ---------      ---------
Loss from operations ...................................      (272,702)       (18,840)       (11,500)
Interest expense .......................................       (57,741)       (55,743)       (31,201)
Other income (expense) .................................         9,473          2,710            605
                                                             ---------      ---------      ---------
Loss before income taxes and extraordinary item ........      (320,970)       (71,873)       (42,096)
Income tax benefit .....................................            --         26,002         10,128
                                                             ---------      ---------      ---------
Loss before extraordinary item .........................      (320,970)       (45,871)       (31,968)
Extraordinary loss on extinguishment of debt, net of
  taxes of $2,963 in 2000 and $2,539 in 1999 ...........            --         (5,501)        (4,093)
                                                             ---------      ---------      ---------
Net loss ...............................................     $(320,970)     $ (51,372)     $ (36,061)
                                                             =========      =========      =========

                             See accompanying notes.

                               CLASSIC CABLE, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                       COMMON STOCK                                         TOTAL
                                  -----------------------     ADDITIONAL                 STOCKHOLDER'S
                                   SHARES                      PAID-IN     ACCUMULATED      EQUITY
                                   ISSUED        AMOUNT        CAPITAL       DEFICIT       (DEFICIT)
                                  ---------     ---------     ----------   -----------   -------------

Balance at December 31,
 1998 .......................         1,000     $      --     $  86,142     $ (73,000)     $  13,142
Capital contribution from
 parent .....................            --            --       181,099            --        181,099
 Net loss ...................            --            --            --       (36,061)       (36,061)
                                  ---------     ---------     ---------     ---------      ---------
Balance at December 31,
 1999 .......................         1,000            --       267,241      (109,061)       158,180
Capital contribution from
 parent .....................            --            --        13,902            --         13,902
 Net loss ...................            --            --            --       (51,372)       (51,372)
                                  ---------     ---------     ---------     ---------      ---------
Balance at December 31,
 2000 .......................         1,000            --       281,143      (160,433)       120,710
 Net loss ...................            --            --            --      (320,970)      (320,970)
                                  ---------     ---------     ---------     ---------      ---------
Balance at December 31,
 2001 .......................         1,000     $      --     $ 281,143     $(481,403)     $(200,260)
                                  =========     =========     =========     =========      =========

                             See accompanying notes.

                               CLASSIC CABLE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31
                                                                  ---------------------------------------
                                                                    2001           2000           1999
                                                                  ---------      ---------      ---------

OPERATING ACTIVITIES
Net loss ....................................................     $(320,970)     $ (51,372)     $ (36,061)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
  Provision for doubtful accounts ...........................        11,263          3,770          1,585
  Depreciation ..............................................        51,259         37,911         20,884
  Amortization of intangibles ...............................        47,953         50,613         30,600
  Impairment charge .........................................       199,613             --             --
  Non-cash reorganization costs .............................        15,433             --             --
  Amortization of deferred financing costs ..................         2,307          1,882          1,273
  Discount accretion on long-term debt ......................            --              2             53
  Gain on sale of cable system ..............................        (9,457)          (370)            --
  Advances to parent ........................................           193            128          1,920
  Deferred tax benefit ......................................            --        (28,965)       (12,667)
  Loss on sale/disposal of property, plant and equipment ....           605             --             --
  Extraordinary loss ........................................            --          8,364          6,632
  Changes in working capital, net of acquisition amounts:
     Change in accounts receivable ..........................        (5,864)        (7,413)        (3,005)
     Change in prepaid expenses .............................        (1,045)           937           (709)
     Change in liabilities subject to compromise ............        (9,929)            --             --
     Change in other accruals and payables ..................        26,593         12,458          2,072
     Change in accrued interest .............................        12,730          5,889          4,793
                                                                  ---------      ---------      ---------
Net cash provided by (used in) operating activities .........        20,684         33,834         17,370

INVESTING ACTIVITIES
Acquisition of cable television systems, net of cash
 acquired ...................................................            --       (112,845)      (292,601)
Inventory purchases, net of returns .........................       (18,055)        (3,554)            --
Purchases of property, plant and equipment ..................       (47,431)       (76,714)       (32,435)
Proceeds from sales of property, plant and equipment ........           536             --             --
Payments for other intangibles ..............................          (143)        (3,238)          (425)
Net proceeds from sale of cable system ......................        13,309            998             --
                                                                  ---------      ---------      ---------
Net cash provided by (used in) investing activities .........       (51,784)      (195,353)      (325,461)

FINANCING ACTIVITIES
Proceeds from long-term debt ................................        21,500        241,031        420,500
Repayments of long-term debt ................................          (665)      (136,478)      (187,385)
Financing costs .............................................        (1,150)        (9,173)       (20,267)
Capital contribution from parent ............................            --             --        179,179
Payment of premium on redeemed notes ........................            --           (660)          (860)
                                                                  ---------      ---------      ---------
Net cash provided by (used in) financing activities .........        19,685         94,720        391,167
                                                                  ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents ............       (11,415)       (66,799)        83,076
Cash and cash equivalents at beginning of year ..............        19,056         85,855          2,779
                                                                  ---------      ---------      ---------
Cash and cash equivalents at end of year ....................     $   7,641      $  19,056      $  85,855
                                                                  =========      =========      =========

Cash taxes paid .............................................     $      --      $      --      $      87
Cash interest paid ..........................................     $  31,846      $  47,687      $  25,051

Non-cash investing and financing activities:
  Year-end accrual of inventory .............................     $      --      $  10,375      $      --
  Non-cash capital contribution from parent .................     $      --      $  13,889      $      --

                             See accompanying notes.

                               CLASSIC CABLE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1. ORGANIZATION

Classic Cable, Inc., through its subsidiaries (collectively, the "Company"), acquires, develops and operates cable television systems throughout the United States. The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The Company is a wholly owned subsidiary of Classic Communications, Inc. ("CCI").

2. BANKRUPTCY PROCEEDINGS

On November 13, 2001, CCI, the Company and all of its subsidiaries filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). CCI, the Company and each of its debtor subsidiaries continue to manage their businesses as a debtor-in-possession. The Chapter 11 cases are being jointly administered under Case No. 01-11257. As debtors-in-possession, management is generally authorized to operate the businesses, but may not engage in certain transactions, including those outside the ordinary course of business, unless approved by the Court. After the Chapter 11 filings, CCI obtained several Court orders authorizing the payment of certain pre-petition liabilities (such as certain employee wages and benefits and programming fees) and taking certain actions designed to preserve the going concern value of the business and thereby enhance the reorganization prospects.

Under bankruptcy law, absent a court order, actions by creditors to collect certain pre-petition indebtedness owed by the Company at the filing date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The amounts of claims filed by creditors could be significantly different from the amounts recorded by the Company. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under Chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the Company's businesses or the recovery by creditors and equity holders of the Company.

A final order of the Court approved a $30 million secured super-priority debtor-in-possession revolving credit agreement ("DIP Financing") with Goldman Sachs Credit Partners L.P. ("Goldman Sachs") as administrative agent, lead arranger and syndication agent. As of December 31, 2001, the Company was not in compliance with certain covenants contained therein. See Note 7 for further discussion.

Pursuant to the Bankruptcy Code, schedules have been filed by the Company with the Court setting forth the assets and liabilities of the Company as of the date of the filing. Differences between amounts recorded by the Company and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 cases. The bar date for filing proofs of claim against the Company is March 29, 2002 (May 13, 2002 for governmental entities). Accordingly, the ultimate number and allowed amount of such claims are not presently known.

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

These financial statements have also been prepared in accordance with the AICPA's Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. Also in accordance with SOP 90-7, after the filing date, interest has no longer been accrued on any unsecured and undersecured debt.

In the fourth quarter of 2001, the Company accelerated the amortization of its debt-related costs attributable to the senior subordinated notes and recorded a pretax expense of approximately $15.4 million, which is classified as Chapter 11 related reorganization items.

Contractual interest expense not accrued or recorded on the senior subordinated notes totaled $4.9 million for 2001.

The liabilities subject to compromise in the Consolidated Balance Sheets consist of the following items at December 31 (in thousands):

                                                    2001
                                                 ----------
Accounts payable                                 $   22,633
Subscriber deposits and unearned income                 164
Other accrued expenses                               11,828
Accrued interest                                     28,775
Long-term debt                                      378,000
                                                 ----------
                                                 $  441,400
                                                 ==========

The amounts classified as Chapter 11 related reorganization items in the Consolidated Statements of Operations consist of the following for the year ended December 31 (in thousands):

                                                    2001
                                                 ----------
Accelerated amortization of debt issuance costs  $   15,433
Professional fees                                       666
                                                 ----------
                                                 $   16,099
                                                 ==========

The Company believes, based on information presently available to it, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing and any cash management order entered by the Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and
(v) the Company's ability to achieve profitability following such confirmation.

3. ACQUISITIONS AND DISPOSITIONS OF CABLE TELEVISION SYSTEMS

ACQUISITIONS

In February 2000, a subsidiary purchased substantially all of the assets of Star Cable Associates ("Star") serving communities in three states for approximately $111 million in cash and 555,555 shares of the Company's Class A voting common stock. The purchase was financed from proceeds of the Company's $225 million debt offering of 10.5% senior subordinated notes and available cash.

In July 1999, the Company acquired Buford Group, Inc. ("Buford"), for approximately $300 million in cash. Buford operates cable television systems in four states. The acquisition was financed from a) a $95.7 million capital contribution from Brera Classic, LLC ("Brera"), b) proceeds of the Company's 1999 credit facility and c) proceeds of the Company's $150 million private debt offering of 9.375% senior subordinated notes.

The above acquisitions were accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in the Company's consolidated financial statements since the date of acquisition.

The following summarized unaudited pro forma financial information assumes the Star acquisition and all related financing and changes to the Company's debt structure had occurred on January 1, 2000. The following pro forma information is not necessarily indicative of the results that would have occurred had the transactions been completed at the beginning of the periods indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                           2000
                                         ---------
                                        (UNAUDITED)
Revenues ...........................     $ 185,504
Loss before extraordinary item .....       (47,769)
Net loss ...........................       (62,536)
Basic and diluted loss per share ...     $   (3.53)

DISPOSITIONS

In October 2001, the Company, through its subsidiaries, sold assets associated with the Breckenridge, Colorado cable system to TCI Cable Partners of St. Louis, L.P. for approximately $16.3 million, subject to working capital adjustments. The Company expects to receive the final payment in the second quarter of 2002. The Company does not estimate receiving more than $1.5 million. This amount is subject to change. On October 24, 2001, the Company's 1999 credit facility was amended to permit the Breckenridge disposition.

During 2000, the Company sold or disposed of some smaller systems that did not fit into the Company's long-term strategic plans.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In the fourth quarter of 2001, the Company wrote-down the value of certain excess and obsolete inventory to fair market value and recorded a pretax expense of approximately $2.0 million. This expense is included in the depreciation and amortization expense line item in the Consolidated Statements of Operations.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Buildings................................      30 years
Cable television distribution systems....    3-12 years
Office furniture and equipment...........     3-7 years
Vehicles.................................       5 years

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

INTANGIBLE ASSETS

The useful lives of the specific intangible assets are as follows:

Customer relationships..........    2-10 years
Franchise marketing rights......     1-9 years
Noncompete agreements...........     2-3 years
Goodwill........................    1-18 years

Intangible assets are being amortized using the straight-line method over their estimated useful lives. The Star and other acquisitions increased intangible assets by $106.2 million in 2000. These amounts were allocated to identifiable intangible assets based on third party appraisals with any excess amounts recorded as goodwill.

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

During the three months ended September 30, 2001, the Company incurred a net basic subscriber decline of approximately 24,000 subscribers. This represented a 6% decline in the basic subscriber base. Overall for the nine months ended September 30, 2001, the Company had incurred a net basic subscriber decline of approximately 40,000 subscribers. As a result of these declines, the Company determined that various long-lived assets associated with the subscriber base were impaired. Based upon recent third-party cable systems sales of comparable systems, the Company recognized in the third quarter of 2001 an impairment charge of approximately $200 million.

INCOME TAXES

The Company adopted the provisions of the FASB Statement No. 109, Accounting for Income Taxes, upon inception. Accordingly, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the tax rates that are expected to be in effect when the differences are expected to reverse, based upon current laws and regulations.

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

BANKRUPTCY ITEMS

Liabilities subject to compromise include all prepetition liabilities (claims) except those that will not be impaired under the proposed reorganization plan, such as claims where the value of the security interest is greater than the claim.

In accordance with the SOP 90-7, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the Company's Chapter 11 filing are reported separately as reorganization items in the Consolidated Statements of Operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value because of their short maturities. All bank debt agreements carry variable interest rates and their carrying value is considered to approximate fair value. The estimated fair value of the Company's notes is based on quoted market prices. The carrying amount of the Company's notes was $378.0 million and the fair value was $94.5 million at December 31, 2001.

The Company utilizes interest rate cap and interest rate swap agreements to manage interest rate exposures. The principal objective of such agreements is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. No such instruments were outstanding at December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During the first six months of 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after

December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of January 1, 2002 and does not expect that the adoption of the Statement will have a significant impact on its financial position and results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform to the 2001 presentation.

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in thousands):

                                                  DECEMBER 31
                                             ----------------------
                                               2001          2000
                                             --------      --------

Accounts receivable, trade .............     $  7,005      $ 11,599
Accounts receivable, other .............        1,532         2,425
Less allowance for doubtful accounts ...         (490)         (578)
                                             --------      --------
Accounts receivable net of allowance ...     $  8,047      $ 13,446
                                             ========      ========

The activity in the Company's allowance for doubtful accounts for the periods ending December 31, 2001, 2000 and 1999 is as follows (in thousands):

                          BALANCE AT  CHARGED TO
                          BEGINNING   COSTS AND                                BALANCE AT
FOR THE PERIOD ENDED      OF PERIOD    EXPENSES     ACQUIRED    DEDUCTIONS    END OF PERIOD
--------------------      ----------  ----------    --------    ----------    -------------

December 31, 2001 ...     $    578     $ 11,263     $     --     $(11,351)     $    490
December 31, 2000 ...          415        3,770           --       (3,607)          578
December 31, 1999 ...          325        1,585          412       (1,907)          415

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                    DECEMBER 31
                                              ------------------------
                                                2001           2000
                                              ---------      ---------

Land ....................................     $   2,489      $   2,530
Buildings and improvements ..............        10,296          8,968
Vehicles ................................        12,224         11,875
Cable television distribution systems ...       335,070        308,781
Office furniture, tools and equipment ...        18,967         17,458
Construction in progress ................         6,946         24,205
                                              ---------      ---------
                                                385,992        373,817
Less accumulated depreciation ...........      (144,692)       (98,364)
                                              ---------      ---------
                                              $ 241,300      $ 275,453
                                              =========      =========

7. LONG-TERM DEBT

Balances of amounts outstanding under the Company's various debt agreements are as follows (in thousands):

                                              DECEMBER 31
                                         ---------------------
                                           2001         2000
                                         --------     --------

DIP Financing ......................     $  2,000     $     --
1999 credit facility:
  Revolver .........................       35,382       16,000
  Term loan B ......................       86,562       86,842
  Term loan C ......................       77,905       78,158
10.5% senior subordinated notes ....           --      225,000
9.375% senior subordinated notes ...           --      150,000
9.875% senior subordinated notes ...           --        3,000
Other ..............................           22           36
                                         --------     --------
                                         $201,871     $559,036
                                         ========     ========

Long-term debt subject to compromise at December 31, 2001 is as follows (in thousands):

10.5% senior subordinated notes......    $ 225,000
9.375% senior subordinated notes.....      150,000
9.875% senior subordinated notes.....        3,000
                                         ---------
                                         $ 378,000
                                         =========

At December 31, 2001, the senior subordinated notes have been reclassified as long-term debt subject to compromise in the above table and on the Consolidated Balance Sheets due to the Chapter 11 bankruptcy filing. These instruments did not become subject to compromise until the bankruptcy filing.

The DIP Financing is collateralized by, among other things, a senior lien on substantially all of the Company's assets, including assets that had previously been subject to a lien. CCI, the Company and its subsidiaries have guaranteed the obligations under the DIP Financing and the Company's outstanding stock as well as that of its subsidiaries have been pledged in connection with the DIP Financing. The DIP Financing expires on the one-year anniversary of the first loan under the DIP Financing, unless it is extended to fifteen months following the closing of the first loan. The DIP Financing can be terminated if an event of default occurs and the Company can terminate portions of the revolving credit commitment in certain circumstances. As of December 31, 2001, $2.0 million is outstanding.

If a loan under the DIP Financing is a base rate loan, the Company will pay interest equal to the greater of (a) 7.00% per annum, and (b) the base rate plus 2.50%. The base rate for any period is a fluctuating rate equal to the greater of (i) the rate announced by Goldman Sachs in New York from time to time as its base rate, and (ii) the sum of 0.5% and the federal funds rate. If a loan is a Eurodollar rate loan, the Company will pay interest equal to the greater of (a) 7.00% per annum and (b) the Eurodollar rate plus 4.50%. The Eurodollar rate is determined by Goldman Sachs to be the offered rate for deposits in dollars for the applicable period which appears on the Dow Jones Markets Telerate Page 3750. Interest accrued on a base rate loan is generally payable in arrears on the first day of each calendar month after the making of each base rate loan. Interest accrued on a Eurodollar rate loan is generally payable in arrears on the first day of each month during an interest period applicable to such loan. The interest period may be one, two, three or six months as selected by the Company in its borrowing notice.

The Company's ability to borrow against the DIP Financing is subject to certain terms including compliance with the agreement's covenants.

As of December 31, 2001, the Company was not in compliance with certain financial covenants specified in its DIP financing and its 1999 credit facility. As a result, all such debt is classified as current at December 31, 2001.

As a result of the bankruptcy filing, all available commitments of the 1999 credit facility were cancelled.

The Company failed to make an aggregate $7.2 million of interest payments due on its 9.375% senior subordinated notes and its 9.875% senior subordinated notes that were due on August 1, 2001. In addition, it failed to make the $11.8 million interest payment on its 10.5% senior subordinated notes that was due on September 4, 2001. The failure of the Company to make the interest payments is an event of default under the Indentures under which the notes were issued.

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

The amendments to the 1999 credit facility also increased the applicable margins associated with the facility's interest calculations as well as the range of potential quarterly commitment fees. The Company was required to pay a quarterly commitment fee that can range from 0.375% to 0.750% per annum on the unused loan commitment.

In July 1999, the Company issued $150 million of 9.375% senior subordinated notes due 2009. Interest payments on these notes began in 2000. Concurrent with the offering, the Company entered into the 1999 credit facility. The 1999 credit facility, as amended in November 1999 and September 2000, consists of a $75 million revolving credit facility (borrowings are subject to certain restrictive conditions), a $75 million term A loan, a $100 million term B loan, and a $200 million term C loan. Principal payments on the facility commence in 2001 with final maturity in 2008. The Company may be subject to mandatory prepayments based upon operating results, sales of assets, equity or debt offerings or other events. Interest is based upon either a LIBOR rate plus an applicable margin or, at the option of the Company, a base rate plus an applicable margin. At December 31, 2001, the weighted average interest rate of the credit facility was 8.96%. Proceeds from the 1999 credit facility totaled $265 million and were, in part, used to pay off the 1998 credit facility. This resulted in a pre-tax extraordinary loss from the early extinguishment of debt of $2.3 million.

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

The Company utilizes interest rate cap and interest rate swap agreements to limit the impact of increases in interest rates on its floating rate debt. The agreements require premium payments to counterparties based upon a notional principal amount. At December 31, 2001, no such instruments were outstanding. The impact of interest rate risk management activities on income in 2001, 2000 and 1999, and the amount of deferred gains and losses from interest rate risk management transactions at December 31, 2000 were not material. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. Interest rate swap agreements are used by the Company to change the interest rate of their debt from variable rate to fixed rate. The swap is a contractual agreement between the Company and another party to exchange payments periodically over the life of the agreement based upon the interest rates of the underlying debt over the period of the agreement. The differential to be paid or received is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The premium paid for both types of agreements is amortized to interest expense using the interest method over the life of the agreement.

8. STOCK OPTION PLAN

Our employees participate in the Classic Communications 1999 Omnibus Stock Incentive Plan whereby employees, officers, directors, consultants or advisors may be granted stock options, stock appreciation rights, restricted stock, performance shares or preferred stock. Pro forma information regarding the 2001 net loss is required by Financial Accounting Standards Board Statement No. 123, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. Our 2001, 2000 and 1999 pro forma net stock-based compensation expense was $4.6, $2.0 and $2.4 million, respectively, and the pro forma net loss was $325.6, $69.0 and $38.5 million, respectively.

9. INCOME TAXES

Significant components of income tax benefit from continuing operations are as follows (in thousands):

                                       2001         2000          1999
                                     --------     --------      --------
Current:
  Federal ......................     $     --     $     --      $     --
  State ........................           --           --            --
                                     --------     --------      --------
          Total current ........           --           --            --
Deferred:
  Federal ......................           --      (21,588)       (8,409)
  State ........................           --       (4,414)       (1,719)
                                     --------     --------      --------
          Total deferred .......           --      (26,002)      (10,128)
                                     --------     --------      --------
          Income tax benefit ...     $     --     $(26,002)     $(10,128)
                                     ========     ========      ========

The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes and extraordinary items as a result of the following:

                                             2001       2000       1999
                                             ----       ----       ----

Tax at U.S. statutory rate .............    (34.0)%    (34.0)%    (34.0)%
State taxes, net of federal benefit ....     (4.3)      (3.9)      (3.7)
Increase in valuation allowance ........     38.3       (0.7)       9.2
Other nondeductible items ..............      0.0        2.4        4.4
                                            -----      -----      -----
                                             (0.0)%    (36.2)%    (24.1)%
                                            =====      =====      =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                           DECEMBER 31
                                                                     ------------------------
                                                                       2001           2000
                                                                     ---------      ---------

Deferred tax liabilities:
  Book over tax basis of depreciable assets ....................     $   3,710      $  16,110
  Book over tax basis of assets that are amortizable for tax ...            --         32,483
                                                                     ---------      ---------
          Total deferred tax liabilities .......................         3,710         48,593
Deferred tax assets:
  Net operating loss carryforwards:
     Restricted ................................................        38,976         35,210
     Other .....................................................        84,927         25,606

Book over tax basis of assets that are amortizable for tax .....        12,099             --
Alternative minimum tax credit carryforwards ...................         5,858          5,858
Other ..........................................................         3,534            986
                                                                     ---------      ---------
          Total deferred tax assets ............................       145,394         67,660
Less valuation allowance .......................................      (141,684)       (19,067)
                                                                     ---------      ---------
          Net deferred tax assets ..............................         3,710         48,593
                                                                     ---------      ---------
          Net deferred tax liabilities .........................     $      --      $      --
                                                                     =========      =========

At December 31, 2001, the Company had net operating loss carryforwards of $324 million for federal income tax purposes, which begin to expire in 2002 if not utilized. Approximately $102 million of the loss carryforwards is subject to various limitations under the Internal Revenue Code (including limitations of Section 382 of the Internal Revenue Code), which could result in expiration of the loss carryforwards before utilization.

Approximately $8 million of the total valuation allowance as of December 31, 2001 was previously recorded for certain acquisition net operating loss carryforwards and other acquisition deferred tax assets due to restrictions on their utilization under the tax law and other uncertainties regarding their realization. When, and if, realized, the tax benefit associated with these deferred tax assets will be applied to reduce goodwill and other noncurrent intangibles related to the acquisitions. The Company believes it is more likely than not that such deferred tax assets will not be utilized in the near term.

10. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution pension plan, a 401(k) plan. Participation in this plan is available to substantially all employees. Employees may contribute up to 15% of their pay. The Company may match employee contributions for an amount up to 6% of each employee's base salary. Costs of the plan, including the Company's matching contributions, were $380,000, $428,000 and $269,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

11. SEVERANCE COSTS

In the fourth quarter of 2000, the Company accrued and charged to corporate overhead $1.1 million of termination benefits relating to approximately 200 employees. The affected employees were primarily in administrative functions in office locations that were closed during 2001. In addition, certain levels of operations management were eliminated. All amounts were paid out in 2001 to 163 employees. There were no other adjustments to the accrued benefits.

12. CORPORATE OVERHEAD

During 2001, the Company engaged in various negotiations related to potential financing and restructuring transactions. The Company incurred substantial fees related to the due diligence efforts and commitments related to these potential transactions. During 2001, the Company incurred $7.5 million related to such activities.

In June 2001, the Company forgave certain indebtedness of an officer of the Company. The amount forgiven was $443,000. Other costs incurred related to the forgiveness totaled $325,000.

The Company initiated a restructuring plan in the fourth quarter of 2000. See note 11. Other costs related to the Company's reorganization efforts incurred during 2001 were $655,000.

13. COMMITMENTS AND CONTINGENCIES

AMENDED AND RESTATED KEY EMPLOYEE RETENTION PLAN

Effective December 12, 2001, the Company adopted, with Court approval, the Amended and Restated Classic Cable, Inc. Key Employee Retention Plan. The purpose of this plan is to encourage the Company's eligible employees to continue their employment during the company's restructuring. The plan provides for retention bonuses to be paid to key employees identified by the plan administrator at June 30, 2002 or when a "trigger event" occurs. A "trigger event" is defined as (1) the sale of substantially all of the Company's assets,
(2) reorganization or merger or other change of control of the Company, (3) the confirmation of a plan of reorganization, or (4) a restructuring (including payment) of substantially all of the Company's long term debt. The amount of any retention bonus is set forth in the notice to the employee participants. In the event a participant's employment is terminated because of death or disability or without cause prior to June 30, 2002 or the occurrence of a trigger event, the participant will be entitled to payment of the full amount of the retention bonus. If the participant voluntarily terminates his or her employment, the participant will not be eligible to receive a retention bonus.

OBLIGATIONS OF PARENT

The Company's parent, CCI, requires resources of the Company to satisfy any of its obligations. At December 31, 2001, any such obligations were insignificant.

LETTERS OF CREDIT

At December 31, 2001, the Company had $1.2 million of outstanding letters of credit.

LEASE ARRANGEMENTS

The Company, as an integral part of its cable operations, has entered into short-term lease contracts for microwave service, pole use and office space. At December 31, 2001, future minimum lease payments were $3,336,000 in 2002, $3,071,000 in 2003, $2,951,000 in 2004, $2,755,000 in 2005 and $2,800,000
thereafter. Rent expense was $3,908,000, $4,068,000 and $2,230,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

LITIGATION

On November 13, 2001, the Company and its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company and its subsidiaries remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the provisions of the Bankruptcy Code.

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

14. RELATED PARTY TRANSACTIONS

In connection with a commitment by Brera Classic II, LLC to participate in a $75 million senior second funding, the Company entered into a fee letter with Brera, under which the Company agreed to pay them a commitment fee of $750,000.

In accordance with various provisions of executive management's employment agreements, the Company made payments totaling approximately $5 million in relation to the Buford acquisition and change of control that resulted from the Brera equity investment. All payments to management were treated as a current period cost in the third quarter of 1999.

In connection with the Buford acquisition, the Company paid a transaction fee of $300,000 to a financial consulting firm in which a former member of executive management is a principal.

15. QUARTERLY FINANCIAL SUMMARY

                      (in thousands, except per share data)
                                   (unaudited)

                                            March 31       June 30      September 30   December 31
                                           ---------      ---------     ------------   -----------

2001
Revenues .............................     $  46,032      $  46,114      $  44,338      $  40,820
Operating loss .......................        (7,236)       (12,396)      (219,037)       (34,033)
Net loss before extraordinary item ...       (22,066)       (28,572)      (235,137)       (35,195)
Net loss .............................       (22,066)       (28,572)      (235,137)       (35,195)

2000
Revenues .............................     $  43,303      $  47,117      $  46,081      $  45,848
Operating loss .......................        (2,556)        (3,348)        (4,481)        (8,455)
Net loss before extraordinary item ...        (9,839)       (10,826)       (11,467)       (13,739)
Net loss .............................       (15,340)       (10,826)       (11,467)       (13,739)

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER                          DESCRIPTION
               -------                         -----------

                  2.1   -- Securities Purchase Agreement between Classic Cable,
                           Inc. and Buford Group, Inc. dated as of May 11, 1999
                           (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4
                           (Registration No. 333-63641)).

                  2.2   -- Asset Purchase Agreement, dated as of October 14,
                           1999, by and between Star Cable Associates and Universal Cable Holdings, Inc., and Amendment No. 1 thereto, dated February 16, 2000 (incorporated by reference to Exhibit 2 of the Company's Current
                           Report on Form 8-K filed February 29, 2000,
                           Commission File No. 1-15427).

                  3.1   -- Classic Cable, Inc. Certificate of Incorporation
                           dated April 29, 1995. (incorporated herein by reference to Exhibit 3.1 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  3.2   -- Classic Cable, Inc. Bylaws (incorporated herein by
                           reference to Exhibit 3.2 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.2   -- Purchase Agreement, dated July 21, 1999, by and among
                           Classic Cable, Inc. and Goldman, Sachs & Co.,
                           Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith
                           Incorporated (incorporated by reference to Exhibit
                           10.16 of the Company's Registration Statement on Form
                           S-4, Registration No. 333-63641).

                  4.3   -- Exchange and Registration Rights Agreement, dated
                           July 28, 1999, by and between Classic Cable, Inc. and
                           Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette
                           Securities Corporation and Merrill Lynch, Pierce,
                           Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.17 of the Company's
                           Registration Statement on Form S-4, Registration No.
                           333-63641).

                  4.4   -- Indenture for $150,000,000 9.375% Senior Subordinated
                           Notes due 2009, dated as of July 28, 1999 between Classic Cable, Inc., as Issuer, the Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas,
                           National Association, as Trustee (incorporated by reference to Exhibit 10.18 of the Company's
                           Registration Statement on Form S-4, Registration No.
                           333-63641).

                  4.5   -- Indenture for $225,000,000 10 1/2% Senior
                           Subordinated Notes due 2010, dated as of February 16,
                           2000, among Classic Cable, Inc., as Issuer, and the
                           Subsidiary Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas, National Association, as
                           Trustee (incorporated by reference to Exhibit 4.9 to Classic Cable, Inc.'s S-4 dated April 14, 2000,
                           Registration No. 333-34850).

                  4.6   -- Form of Global 9.375% Senior Subordinated Note due
                           2009 (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-4,
                           Registration No. 333-63641).

                  4.7   -- Form of Global 10 1/2% Senior Subordinated Note due
                           2010 (incorporated by reference to Exhibit 4.10 to Classic Cable, Inc.'s S-4 dated April 14, 2000,
                           Registration No. 333-34850).

                  4.8   -- Registration Rights Agreement dated as of July 29,
                           1998, by and between Classic Communications, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated
                           (incorporated by reference to Exhibit 4.3A of the Company's Registration Statement on Form S-4,
                           Registration No. 333-63641).

                  4.9   -- Shareholder and Registration Rights Agreement, dated
                           as of July 29, 1998, by and among Classic
                           Communications, Inc. and Certain Stockholders and
                           Merrill Lynch, Pierce, Fenner & Smith Incorporated
                           (incorporated by reference to Exhibit 4.3B of the Company's Registration Statement on Form S-4,
                           Registration No. 333-63641).

                  4.10  -- First Supplemental Indenture, dated as of July 28,
                           1999, between Classic Cable, Inc., as Issuer, the
                           Subsidiary Guarantors named thereon, as Guarantors, and Chase Bank of Texas, National Association, as
                           Trustee (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4,
                           Registration No. 333-63641).

                  4.11  -- Amended and Restated Stockholders' Agreement, dated as of December 13, 1999, by and among Classic
                           Communications, Inc., Brera Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.11 of the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1999, Commission File No. 1-15427).

                  4.12  -- Amended and Restated Registration Rights Agreement,
                           dated as of December 13, 1999, by and among Classic
                           Communications, Inc., Brera Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.12 of the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1999, Commission File No. 1-15427).

                  4.13  -- Exchange and Registration Rights Agreement, dated
                           February 16, 2000, by and among Classic Cable, Inc.,
                           Goldman Sachs & Co., Merrill Lynch and Co., Chase
                           Securities, Inc. and Donaldson, Lufkin & Jenrette
                           (incorporated by reference to Exhibit 4.11 to Classic
                           Cable, Inc.'s S-4 dated April 14, 2000, Registration
                           No. 333-34850).

                  4.14  -- Classic Cable Holding, Inc. Certificate of
                           Incorporation dated December 1, 1996 (incorporated herein by reference to Exhibit 3.3 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.15  -- Classic Cable Holding, Inc. Bylaws (incorporated
                           herein by reference to Exhibit 3.4 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.16  -- Classic Telephone, Inc. Certificate of Incorporation
                           dated November 22, 1994 (incorporated herein by reference to Exhibit 3.7 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.17  -- Classic Telephone, Inc. Bylaws (incorporated herein by reference to Exhibit 3.8 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.18  -- Universal Cable Holdings, Inc. Certificate of
                           Incorporation dated October 17, 1985, as amended
                           (incorporated herein by reference to Exhibit 3.9 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.19  -- Universal Cable Holdings, Inc. Bylaws (incorporated herein by reference to Exhibit 3.10 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.20  -- Universal Cable Communications, Inc. Certificate of
                           Incorporation dated June 7, 1983, as amended
                           (incorporated herein by reference to Exhibit 3.11 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.21  -- Universal Cable Communications, Inc. Bylaws
                           (incorporated herein by reference to Exhibit 3.12 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.22  -- Universal Cable of Beaver Oklahoma, Inc. Certificate
                           of Incorporation dated June 4, 1987, as amended
                           (incorporated herein by reference to Exhibit 3.13 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.23  -- Universal Cable of Beaver Oklahoma, Inc. Bylaws
                           (incorporated herein by reference to Exhibit 3.14 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.24  -- Universal Cable Midwest, Inc. Certificate of
                           Incorporation dated February 22, 1989, as amended
                           (incorporated herein by reference to Exhibit 3.15 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.25  -- Universal Cable Midwest, Inc. Bylaws (incorporated herein by reference to Exhibit 3.16 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.26  -- WT Acquisition Corporation Articles of Incorporation
                           dated August 14, 1992, as amended (incorporated herein by reference to Exhibit 3.17 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.27  -- WT Acquisition Corporation Bylaws (incorporated
                           herein by reference to Exhibit 3.18 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.28  -- W.K. Communications, Inc. Certificate of
                           Incorporation dated June 11, 1987, as amended
                           (incorporated herein by reference to Exhibit 3.19 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.29  -- W.K. Communications, Inc. Bylaws (incorporated herein by reference to Exhibit 3.20 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.30  -- Television Enterprises, Inc. Certificate of
                           Incorporation dated August 12, 1965, as amended
                           (incorporated herein by reference to Exhibit 3.21 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.31  -- Television Enterprises, Inc. Bylaws (incorporated herein by reference to Exhibit 3.22 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.32  -- Friendship Cable of Texas, Inc. Articles of
                           Incorporation dated July 12, 1988, as amended
                           (incorporated herein by reference to Exhibit 3.29 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.33  -- Friendship Cable of Texas, Inc. Bylaws (incorporated herein by reference to Exhibit 3.30 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.34  -- CallCom 24, Inc. Articles of Incorporation dated June
                           9, 1998, as amended (incorporated herein by reference to Exhibit 3.33 of the Company's Registration
                           Statement on Form S-4, File No. 333-63643).

                  4.35  -- CallCom 24, Inc. Bylaws (incorporated herein by
                           reference to Exhibit 3.34 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.36  -- Correctional Cable TV, Inc. Articles of Incorporation
                           dated October 9, 1992 (incorporated herein by reference to Exhibit 3.35 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.37  -- Correctional Cable TV, Inc. Bylaws (incorporated
                           herein by reference to Exhibit 3.36 of the Company's
                           Registration Statement on Form S-4, File No.
                           333-63643).

                  4.38  -- Friendship Cable of Arkansas, Inc. Articles of
                           Incorporation dated July 11, 1986, as amended
                           (incorporated herein by reference to Exhibit 3.37 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.39  -- Friendship Cable of Arkansas, Inc. Bylaws
                           (incorporated herein by reference to Exhibit 3.38 of the Company's Registration Statement on Form S-4,
                           File No. 333-63643).

                  4.40  -- Classic Cable of Oklahoma, Inc. Certificate of
                           Amendment to Certificate of Incorporation dated
                           February 2, 2000 (incorporated herein by reference to Exhibit 4.27 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File
                           No. 333-63643).

                  4.41  -- Classic Cable of Oklahoma, Inc. Certificate of
                           Incorporation dated February 2, 2000 (incorporated herein by reference to Exhibit 4.28 of the Company's
                           Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  4.42  -- Classic Cable of Oklahoma, Inc. Bylaws (incorporated herein by reference to Exhibit 4.29 of the Company's
                           Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  4.43  -- Amended and Restated Registration Rights Agreement
                           dated as of October 31, 1995, modified by Amendment
                           No. 1 (dated as of October 31, 1995) and Amendment
                           No. 2 (dated as of December 27, 1995) (incorporated by reference to Exhibit 4.3C to Classic
                           Communications, Inc.'s Registration Statement on Form
                           S-4, File No. 333-63641).

                  4.44  -- Amended and Restated Shareholders Agreement dated as of October 31, 1995, modified by Amendment No. 1
                           (dated as of October 31, 1995), Amendment No. 2
                           (dated as of December 27, 1995), and Amendment No. 3
                           (dated as of December 19, 1997) (incorporated by reference to Exhibit 4.3D to Classic Communications,
                           Inc.'s Registration Statement on Form S-4, File No.
                           333-63641).

                  10.5  -- Employment Agreement dated as of April 24, 2000 by and between Classic Communications, Inc., Classic
                           Cable, Inc. and Dale R. Bennett (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File No. 1-15427).

                  10.6  -- Employment Agreement dated as of November 3, 2000 by and between Classic Communications, Inc., Classic
                           Cable, Inc. and Daniel J. Pike (incorporated herein by reference to Exhibit 10.6 of the Company's Form
                           10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  10.7  -- Employment Agreement dated as of September 11, 2000 by and between Classic Communications, Inc., Classic
                           Cable, Inc. and Todd Cruthird (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 333-63643).

                  10.8  -- Consulting Agreement dated as of December 21, 2000 among Classic Communications, Inc., Classic Cable,
                           Inc., J. Merritt Belisle, and The Black Creek
                           Group (incorporated herein by reference to Exhibit
                           10.8 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No.
                           333-63643).

                  10.9  -- Separation of Employment agreement dated as of
                           January 26, 2001 by and between Classic
                           Communications, Inc., Classic Cable, Inc., and Steven
                           E. Seach (incorporated herein by reference to Exhibit
                           10.9 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File No.
                           333-63643).

                  10.10 -- Termination Agreement dated as of January 15, 2001 by and between Classic Communications, Inc. and Ronald
                           W. Martin (incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ended December 31, 2000, Commission File
                           No. 333-63643).

                  10.11 -- Amended and Restated Credit Agreement dated July 28,
                           1999 among Classic Cable, Inc., as Borrower, the
                           Lenders Parties thereto, Goldman Sachs Credit
                           Partners, L.P., as Lead Arranger and Syndication
                           Agent, and The Chase Manhattan Bank, as Documentation
                           Agent, and Union Bank of California, N.A., as
                           Administrative Agent. (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  10.12 -- Amendment and Waiver No. 1 to the Amended and
                           Restated Credit Agreement dated November 15, 1999 among Classic Cable, Inc., as Borrower, the Lenders
                           Parties thereto, Goldman Sachs Credit Partners, L.P., as Lead Arranger and Syndication Agent, and The Chase
                           Manhattan Bank, as Documentation Agent, and Union
                           Bank of California, N.A., as Administrative Agent
                           (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No.
                           1-15427).

                  10.13 -- Amended and Restated Credit Agreement dated January
                           31, 2000 among Classic Cable, Inc., as Borrower, the
                           Lenders Parties thereto, Goldman Sachs Credit
                           Partners, L.P., as Lead Arranger and Syndication
                           Agent, and The Chase Manhattan Bank, as Documentation
                           Agent, and Union Bank of California, N.A., as
                           Administrative Agent (incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1999, Commission File No. 1-15427).

                  10.14 -- Amendment and Waiver No. 3 to the Amended and
                           Restated Credit Agreement dated September 29, 2000 among Classic Cable, Inc., as Borrower, the Lenders
                           Parties thereto, Goldman Sachs Credit Partners, L.P., as Lead Arranger and Syndication Agent, and The Chase
                           Manhattan Bank, as Documentation Agent, and Union
                           Bank of California, N.A., as Administrative Agent
                           (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File No.
                           1-15427).

                  10.15 -- Facilities Commitment Letter, dated June 24, 1999, between Classic Cable, Inc. and Goldman Sachs Credit
                           Partners L.P. (incorporated by reference to Exhibit
                           10.7 of the Company's Registration Statement on Form
                           S-4, Registration No. 333-63641).

                  10.16 -- Asset Purchase Agreement dated May 14, 1998 by and between Cable One, Inc. and Black Creek
                           Communications, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-4, Registration No. 333-63641).

                  10.17 -- Assignment of Asset Purchase Agreement dated June 19,
                           1998. (incorporated by reference to Exhibit 10.8(b) of the Company's Registration Statement on Form S-4,
                           Registration No. 333-63641).

                  10.18 -- Amendment No. 1 to Asset Purchase Agreement dated
                           July 15, 1998. (incorporated by reference to Exhibit
                           10.8(c) of the Company's Registration Statement on
                           Form S-4, Registration No. 333-63641).

                  10.19 -- Investment Agreement dated as of May 24, 1999 between
                           Brera Classic, LLC and Classic Communications, Inc.
                           (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-4,
                           Registration No. 333-63641).

                  10.20 -- Management and Advisory Fee Agreement dated May 24,
                           1999 (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-4,
                           Registration No. 333-63641).

                  10.21 -- Secured Super-Priority Debtor in Possession Revolving
                           Credit Agreement, dated as of November 13, 2001, among Classic Cable, Inc., as debtor and debtor in possession, as Borrower; Classic Communications,
                           Inc., as debtor and debtor in possession, as Parent
                           Guarantor; the subsidiaries of the borrower party thereto, as debtors and debtors in possession, as Subsidiary Guarantors; the lenders and issuers from time to time party thereto; and Goldman Sachs Credit
                           Partners L.P., as Administrative Agent, Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2001, Commission File No. 1-15427).

                  10.22 -- Employment Agreement dated as of May 1, 2001, by and between Classic Communications, Inc., Classic Cable,
                           Inc. and Jimmie Taylor.

                  10.23 -- Separation of Employment agreement dated as of
                           November 6, 2001, by and between Classic
                           Communications, Inc., Classic Cable, Inc., and Kay
                           Monigold.

                  10.24 -- Amended and Restated Classic Cable, Inc. Key Employee
                           Retention Plan dated as of December 12, 2001, by and between Classic Cable, Inc., and eligible employees of Classic Cable, Inc.

                  12.1  -- Ratio of Earnings to Fixed Charges

                  21.1  -- Subsidiaries of Classic Cable, Inc.